Form 10-K
period 2020-12-31
Sports Ventures Acquisition Corp.
filed 2021-03-30
CIK 1826574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39842

SPORTS VENTURES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9705 Collins Ave 1901N Bal Harbour, FL	33154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

786-650-0074

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share and one-third of one Redeemable Warrant	AKICU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	AKIC	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one Class A Ordinary Share for $11.50 per share	AKICW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on the Nasdaq Capital Market on January 6, 2021 and the registrant’s Class A ordinary shares and warrants began trading on the Nasdaq Capital Market on February 26, 2021.

As of March 25, 2021 there were 23,660,000 Class A ordinary shares, par value $0.0001 per share and 5,750,00 of our Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our memorandum and articles of association;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial holders” are to the holders of our founder shares prior to our initial public offering;

●	“initial public offering” are to the initial public offering that was consummated by the Company on January 8, 2021;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” refers to the letter agreement which is filed as an exhibit to the current report on Form 8-K announcing the closing of our initial public;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“PCOAB” are to the Public Company Accounting Oversight Board (United States);

●	“placement shares” are to the 660,000 Class A ordinary shares included within the placement units purchased by our sponsor in the private placement;

●	“placement units” are to the 660,000 units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one-third of one placement warrant;

●	“placement warrants” are to redeemable warrants to purchase an aggregate of 220,000 of our Class A ordinary shares included within the placement units purchased by our sponsor in the private placement;

●	“private placement” refers to the private placement of 660,000 units purchased by our sponsor, which occurred simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $6.6 million;

●	“public shares” are to our Class A ordinary shares offered as part of the units in our initial offering (whether they are subscribed for in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares;

●	“public units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“public warrants” are to the redeemable warrants sold as part of the public units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);

●	“PCOAB” are to the Public Company Accounting Oversight Board (United States);

●	“Registration Statement” are to the Form S-1 filed with the SEC October 9, 2020, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” is AKICV LLC, a Delaware limited liability company. The managers of AKICV LLC are Alan Kestenbaum, our Chairman and Chief Executive Officer, and Robert Tilliss, our President and Chief Financial Officer;

●	“trust account” are to the trust account in which an amount of $230,000,000 ($10.00 per unit) from the net proceeds of the sale of the public units and placement units in the initial public offering was placed following the closing of the initial public offering.

●	“units” are to both public units and placement units;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the placement units or their permitted transferees; and

●	“we,” “us,” “Company” or “our Company” are to Sports Ventures Acquisition Corp., a Cayman Islands exempted company.

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

PART I

Item 1. Business.

General

We are a blank check company incorporated on September 24, 2020 as a Cayman Islands exempted company for the purpose of effecting an initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering.

Although we may pursue acquisitions in any sector or industry, since our initial public offering we have focused our search for opportunities to create value in the sectors where we have leading edge expertise, specifically in the sports, media and entertainment sectors, including traditional and emerging sports as well as film and television production and infrastructure.

Initial Public Offering

On January 8, 2021, we consummated our initial public offering of 23,000,000 public units. Each unit consists of one Class A ordinary share of our company, par value $0.0001 per share, and one-third redeemable warrant of our company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per whole share. The public units were sold at a price of $10.00 per unit, generating gross proceeds to our company of $230,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 660,000 placement units to our sponsor at a purchase price of $10.00 per placement unit, generating gross proceeds of $6,600,000.

A total of $230,000,000, comprised of $225,400,000 of the proceeds from the initial public offering and $4,600,000 of the proceeds of the sale of the placement units was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. We must complete our initial business combination by January 8, 2023. If our initial business combination is not consummated by January 8, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Business Strategy

Our strategy is to leverage our management’s expertise, network and operational experience to identify, acquire and grow a company or companies in the sports, media and entertainment sectors on a global basis. Our management team has extensive relationships and significant experience, having executed over $20 billion of transactions which provide us with unique access to proprietary transaction sources and opportunities through which we will be able to maximize value for our shareholders. The management team has an exceptional track record of sourcing and executing transactions across the global sports, media and entertainment sectors. We utilize the network and industry experience of our management team in seeking an initial business combination and executing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of relationships with commissioners, team owners, professional athletes, media and entertainment executives that will further complement our sourcing pipeline of acquisition opportunities providing us with an inimitable advantage.

The management team capitalizes on opportunities presented by the changing sports, media and entertainment industry dynamics by seeking a market-leading, growth-oriented company that is benefitting from the following trends:

●	Rising consumer media consumption, together with the proliferation of subscription video on-demand services both domestically and globally, underpinning a surge in overall content spend from all players fueling the unprecedented production demand;

●	Iconic value of sports franchises bolstered by a deeply dedicated and increasingly global fan base where digital has created more avenues to engage with fans and monetize across new and alternative platforms;

●	Increase in sports-related media rights valuations driven by heightened user engagement, fueled by technology and regulatory developments including online platforms among other trends;

●	Robust growth in esports, propelled by strong industry tailwinds and growth of media rights, providing a unique opportunity to engage with a fast growing, young global gamer base fueling a rapidly expanding market opportunity; and

●	Massive influx in revenue from broadcasting opportunities, including associated advertising rates, leading to revenue growth.

Within the sports industry, we focus on teams, operators, agencies, esports and technology related businesses including those in data analytics, SaaS, ticketing and fan engagement. Over the past few years, valuations of teams and supporting industries have soared due to new media deals, new arenas, digital expansion and dedicated international fan-bases. The iconic value of sports, and sports-related assets, remains robust as sports remain one of the last forms of “appointment viewing.” Within the media sectors, we focus on media and digital rights and platforms. Disruption in the media industry, in addition to heightened competition and new entrants, reinforce the need to differentiate one’s platform. To remain competitive, the industry will look to bolster their platforms with key rights and IP, fueling valuations. Within entertainment, we will continue to evaluate opportunities in content creation including the development and production of film and television assets, catalogs and libraries, and distribution. Record levels of consumption and content creation, supported by the capability to consume media, anywhere, anytime are backing unprecedented growth in the industry. The disruption stemming from the ongoing global pandemic also presents a unique opportunity in the target sectors, given the impact that it has had on the companies operating performance. However, we are not relying on this impact to depress values of targets for our initial business combination. We are confident that an appropriate target may be identified at any time.

Members of our management team are communicating with their industry relationships to announce the formation of the company and its purpose, articulate the parameters for our search for a target company and a potential business combination, and begin the process of pursuing and reviewing target companies as they present themselves. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms, executive search firms, management consulting practices, agencies and large business enterprises. While the management team is proactive in identifying these opportunities and timely in reviewing them, they will only execute the appropriate opportunity based on the team’s target criteria and will not feel compelled to execute a transaction unless accretive for all stakeholders.

Robert Tilliss, our President and Chief Financial Officer, is the founder, CEO and Managing Member of Inner Circle Sports LLC, a leading global sports investment bank in the industry. As a leader in finance for 18 years, Inner Circle Sports is a key strategic ally for our company in identifying an initial business combination.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria and guidelines. Our initial business combination criteria are not limited by sector or geographic scope, but given the experience and background of the management team, our focus is on the sports, media and entertainment sectors. We are focused on acquiring a company with a defensible market position, exhibiting unrecognized value and set to benefit from being a public company with broader access to capital. The intended combination targets include but are not limited to:

●	Sports assets, including professional U.S.-based sports teams, European soccer clubs, teams in cricket, and rugby, esports teams; and other sports IP and related assets including fan engagement, agencies, data, analytics and ticketing;

●	Media rights and content platforms, including sports media rights, content platforms, regional sports networks and esports; and

●	Entertainment studios and production services, including film studios and venues, agencies and other entertainment related companies.

These criteria are evaluative and not exhaustive in nature. Management is opportunistic in identifying opportunities to execute combinations to increase shareholder value. Any combinations will be executed based on the management team’s knowledge of market conditions and the specific opportunity, evaluated against key considerations, factors and criteria. Should an opportunity for combination arise that does not fit within the areas outlined above that the management team deems more compelling, we would pursue the opportunity.

Competitive Strengths

We believe we have the following competitive strengths uniquely position us to identify and execute a successful business combination:

●	Deep network of industry relationships;

●	Relevant experience and domain expertise to assist in sourcing opportunities;

●	Management team’s experience and reputation in sourcing opportunities and creating significant shareholder value;

●	Public markets experience, operating listed companies, including a special purpose acquisition company in the past; and

●	Track record of operational excellence.

Effecting Our Initial Business Combination

General

We are presently engaged in no operations other than searching for our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial offering and the private placement, our equity, debt or a combination of these as the consideration to be paid in our initial business combination.

If we pay for our initial business combination using shares or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Nasdaq rules require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be subject to that requirement.

We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek shareholder approval of such financing.  There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Acquisition Candidates

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, including publicly available information relating to our initial public offering, public relations and marketing efforts or direct contact by management following the completion of our initial offering.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will we pay our sponsor, officers or directors, or any entities with which they are affiliated, any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than repayment of loans that our sponsor, members of our management team, board or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), payments to our sponsor or its affiliate of a total of $10,000 per month for office space, administrative and shared personnel support services, and reimbursements for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or their affiliates. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with such persons in the pursuit of an initial business combination. If we seek to complete an initial business combination with such a company or we partner with such persons in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm, that such an initial business combination is fair to our shareholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that shareholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain a financial fairness opinion from an independent investment banking firm. If we do not obtain such an opinion, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team directly or indirectly own our ordinary shares and/or placement units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Initial Business Combination

The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, with no operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 8, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for a business combination in the amount of $221,950,000 assuming no redemptions and after payment of up to $8,050,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than searching for an initial business combination for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and Structuring of Our initial business combination

The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we will continue to conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we continue to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our initial holders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with Nasdaq rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased during or after our initial public offering in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own approximately 21.88% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provide that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption of more than 3,450,000, which we refer to as “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated memorandum and articles of association do not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our initial holders, sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption of any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until January 8, 2023.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have only until January 8, 2023, to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by January 8, 2023.

Our initial holders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by January 8, 2023. However, if our initial holders, sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our initial holders, sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023 or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account ($712,827 as of March 22, 2021), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all third parties (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We have sought will continue to seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all third parties (other than our independent registered accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor is also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($712,827 as of March 22, 2021) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds, from our trust account could be liable for claims made by creditors. Because our offering expenses were less than our estimate of $750,000, the amount of funds we hold outside the trust account was increased by $318,920.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy insolvency petition or an involuntary bankruptcy insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by January 8, 2023, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either prior to or upon such consummation and, solely if we seek shareholder approval, we receive the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;

●	if our initial business combination is not consummated by January 8, 2023, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of a special resolution under Cayman Islands law, which requires the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. This may make it more difficult for us to consummate an initial business combination with a target business. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devote in any time period varies based on the current stage of the business combination process.

Periodic Reporting and Financial Information

We registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 8, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on our company and our operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to use of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	We may be subject to the unique risks inherent in the industry if we pursue business combinations with companies in the sports, media and data analytics sectors, including professional sports franchises; and

●	Our ability to consummate an initial business combination may be adversely impacted by the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases).

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 9705 Collins Ave 1901N, Bal Harbour, FL 33154, and our telephone number is 786-650-0074. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor or an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our public units, public shares and public warrants are each traded on Nasdaq under the symbols “AKICU,” “AKIC” and “AKICW,” respectively. Our public units commenced public trading on January 6, 2021, and our public shares and public warrants commenced separate public trading on February 26, 2021.

(b)	Holders

On March 25, 2021, there was 2 holders of record of our units, 1 holder of record of our shares of Class A ordinary shares and 1 holder of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On January 8, 2021, we consummated our initial public offering of 23,000,000 public units, including 3,000,000 public units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-third of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The public units were sold at a price of $10.00 per unit, generating gross proceeds to us of $230,000,000.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 660,000 placement units to our sponsor at a purchase price of $10.00 per placement unit, generating gross proceeds to us of $6,600,000.

A total of $230,000,000 of the proceeds from our initial public offering (which amount includes $8,050,000 of the underwriters’ deferred discount) and the sale of the placement units, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Sports Ventures Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 24, 2020 (inception) to December 31, 2020 were organizational activities and those necessary to consummate our initial public offering, described below. Following our initial public offering, we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after our initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had a net loss of $7,260 which consists of formation costs and operating expenses.

Liquidity and Capital Resources

Our liquidity needs up to December 31, 2020 had been satisfied through a capital contribution from the sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the sponsor of $21,666.

On January 8, 2021, we consummated an initial public offering of 23,000,000 public units at $10.00 per public units, at $10.00 per public unit, generating gross proceeds of $230,000,000.

Simultaneously with the closing of our initial public offering, we consummated the sale of 660,000 placement units, at a price of $10.00 per placement unit. Each placement unit consists of one share of Class A ordinary shares, and one-third redeemable warrant to purchase one share of Class A ordinary shares at a price of $11.50 per whole share, generating gross proceeds of $6,600,000.

Transaction costs of our initial public offering amounted to $13,081,080 consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee, and $431,080 of other offering costs.

Following the closing of our initial public offering on January 8, 2021, $230,000,000 (approximately $10.00 per Unit) from the net offering proceeds of the sale of the Units in our initial public offering and the sale of the placement units was placed in the trust account and invested in U.S. government securities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable) to complete our initial Business Combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We have engaged underwriters as advisors in connection with our business combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay the marketing fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of our initial public offering, including any proceeds from the full or partial exercise of the over-allotment option.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term.

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of our initial public offering, (ii) placement warrants which were issued in a private placement simultaneously with the closing of our initial public offering and the placement shares underlying such placement warrants and (iii) placement warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require us to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On January 8, 2021, we paid a fixed underwriting discount of $0.20 per Unit, $4,600,000 in the aggregate, in connection with our initial public offering. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5%, or $8,050,000, of the gross proceeds of our initial public offering upon the completion of our initial business combination.

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our financial position may be materially adversely affected. Additionally, our ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. Our ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-13 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Alan Kestenbaum	60	Chairman of the Board and Chief Executive Officer
Robert Tilliss	54	President, Chief Financial Officer and Director
Daniel Strauss	36	Chief Operating Officer
Joseph D. Ragan III	59	Director

The experience of our directors and executive officers is as follows:

Alan Kestenbaum, our Chairman of the Board and Chief Executive Officer since inception, has extensive investing and operating experience as well as a track record in turnarounds and restructurings. Mr. Kestenbaum formed and served as chairman and CEO of one of the early and most successful special purpose acquisition companies in 2006, International Metals Inc., which acquired Globe Metallurgical Inc. in 2007. The combined company achieved a peak market capitalization of $1.8 billion in 2014, or $28 per share before the company merged into Ferro Atlantica to create Ferroglobe in 2016. Mr. Kestenbaum became a minority owner and limited partner of the Atlanta Falcons of the NFL, one of the largest sports-related transactions, in April 2019, which was among the highest amounts invested in the NFL history for a limited partnership stake. He has led large investor groups in pursuit of the Carolina Panthers and another high-profile sports asset. Mr. Kestenbaum has experience in other areas of content creation, as he operates a one-of-a-kind location filming destination that has been utilized by major networks, movie studios and streaming services at Stelco Inc.

Mr. Kestenbaum has been serving as Executive Chairman and Chief Executive Officer of Stelco Inc. (TSX:STLC) since February 2020, and previously served as its Chief Executive Officer from July 2017 to February 2019. Mr. Kestenbaum founded Bedrock Industries in June 2015, in partnership with Lindsay Goldberg, and since then, has been serving as its Chairman and Chief Executive Officer, responsible for setting the vision, strategy, investment objectives and providing direction to achieve the strategic objectives of the company. He was also the Executive Chairman and founder of Globe Specialty Metals from 2004 to 2016 and the former Executive Chairman of Ferroglobe PLC, a silicon and specialty metals company (Nasdaq: GSM) from January to December 2016. Prior to forming Globe Specialty Metals, Mr. Kestenbaum founded Marco International, an international metals trader and investor, in 1985 and led its expansion in North America and around the globe. Prior to founding Marco International, he was employed by Glencore from 1983 to 1984 and then Philipp Brothers in 1984. Mr. Kestenbaum has a B.A. in Economics from Yeshiva University and has been involved in numerous educational and community service boards. He is well-qualified to serve on our Board due to his extensive industry, operational, finance and investment experience.

Robert Tilliss, our President and Chief Financial Officer, founded Inner Circle Sports in 2002 as a sports merchant banking boutique and has been serving as its CEO and Managing Member since 2002. He has over 30 years of history as a leader in the sports advisory and finance community domestically and internationally. Mr.Tilliss has led numerous high-profile assignments including the sale, acquisition and financing of teams across the five U.S. professional sports leagues and the top sports leagues internationally. Select notable deals include minority or control transactions with the Atlanta Falcons, Boston Celtics, New Jersey Nets, Atlanta Hawks, Memphis Grizzlies, Philadelphia 76ers, Milwaukee Bucks, Kansas City Royals, New York Mets, San Francisco Giants, New York Islanders, New Jersey Devils, Florida Panthers, Atlanta FC, Columbus Crew, Liverpool FC and G2 Esports, among many others. Mr. Tilliss is responsible for creating the framework for the league-wide financing facilities for the NBA, NFL, NHL and MLB. He also has extensive stadium/arena financing expertise having structured the financing for Oracle Park, American Airlines Center, Wembley Stadium, and has performed valuation, consulting and other activities for stadiums/arenas globally. Mr. Tilliss has executed capital raises for sports technology companies in the sports business services, software and media businesses and has invested in many of these companies. More specifically, he has evaluated and personally invested in sports ticketing, SaaS, esports teams and other related operating businesses.

Prior to founding Inner Circle Sports, Mr. Tilliss spent 15 years at J.P. Morgan as Managing Director and Group Head of the Sports Advisory & Finance Group from 1988 to 2002. Mr. Tilliss founded J.P. Morgan’s sports investment banking practice in 1990 and leveraged the firm’s products and services to become a leader in the sector. He was twice recognized by the Sports Business Journal as one of the “Industry’s 40 under 40” and was recently recognized by Worth magazine as one of the “60 Most Powerful People in Sports.” Mr. Tilliss is a frequent guest on Bloomberg TV, and has previously been quoted in the New York Times, Wall Street Journal, Sports Business Journal, CNBC, Variety and Crain’s, among numerous other publications. He is a frequent panelist at sports business conferences and teaches classes at New York University, Columbia University and Harvard Business School. Mr. Tilliss contributes his time to the UJA Sports for Youth Committee, Big Brothers/Big Sisters and other non-profit organizations. Mr. Tilliss has a Bachelor of Arts degree from the University of Rochester. He is well-qualified to serve on our Board due to his extensive industry, operational, finance and investment experience.

Daniel Strauss, our Chief Operating Officer, has been serving as the Chief Executive Officer of GlassBridge Enterprises (OTC: GLAE), a publicly traded asset management company, since 2019. Prior to that, he served as GlassBridge’s Chief Operating Officer from March 2017 to December 2019. Mr. Strauss is a member of the board of directors of SportBLX Inc., a sports investment platform, since 2019, ARRIVE, the venture capital arm of RocNation, since 2017, and BrookLAN, the largest, dedicated esports & video game venue in New York since 2020. Mr. Strauss has over 10 years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity through which he has developed a deep understanding of corporate finance and strategic planning activities. Mr. Strauss was a Portfolio Manager at Clinton from August 2010 to December 2019. At Clinton, Mr. Strauss was responsible for evaluating and executing private equity transactions across a range of industries and the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co., a diversified investment manager, as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, an investment bank, where he focused on mergers and acquisitions from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (Nasdaq: PMBC) from 2011 until 2015 and Community Financial Shares, Inc. (OTC: CFIS) from 2012 until its sale to Wintrust Financial Corporation in 2015. Mr. Strauss received a Bachelor of Science in Finance and International Business from the Stern School of Business at New York University.

Joseph D. Ragan III, one of our directors, has been serving as the Global Chief Financial Officer for Paper Excellence Holdings Corporation, a leading global paper and pulp producer with operations in Canada, Brazil and France, since February 2020. Previously, from August 2018 to November 2019, Mr. Ragan served as Chief Financial Officer for Resideo/Honeywell Homes, a publicly traded global manufacturing and distribution firm primarily serving the thermostat and security markets. From May 2013 to August 2018, Mr. Ragan served as Chief Financial Officer for Ferroglobe PLC, a publicly traded manufacturer of metal alloys and other metallic products that was created through a merger of FerroAtlántica and Globe Specialty Metals forming a leading global silicon metals producer. Prior to that, he served as Chief Financial Officer at Boart Longyear, a publicly traded mining and manufacturing company, from September 2008 to May 2013, and UNICOM Government, Inc., previously known as GTSI, a publicly traded government contractor, from April 2006 to September 2008. He started his accounting career with Deloitte & Touche in the Washington, D.C. office in May 1990. Mr. Ragan holds an MS in Accounting from George Mason University and a BS in Accounting from The University of the State of New York. He was a licensed CPA in the Commonwealth of Virginia from 1990 to 2015. Mr. Ragan also served in the US Army as a Military Intelligence Officer from October 1986 to May 1990. He currently serves as an Independent Director on the Board of Directors of USA Judo. Mr. Ragan is well qualified to serve on our Board of Directors because of his management and public company experience.

Number, Terms of Office and Appointment of Officers and Directors

Our board of directors consists of four members. Holders of our founder shares have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Each of our directors holds office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by our board of directors.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). At present, we have one “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. We plan to utilize the phase-in exemption under the Nasdaq rules and expect to have a majority of our board of directors to be independent within 12 months of the closing of our initial offering. Our board has determined that Mr. Ragan is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Each committee operates under a charter that has been approved by our board and have the composition and responsibilities described below. We have filed a copy of our audit committee charter and compensation committee charter as exhibits to the registration statement for our initial public offering. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that complies with Nasdaq rules, has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website at https://www.sportsventuresacq.com/filings.html.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Messrs. Kestenbaum, Tillis and Ragan. Mr. Ragan serves as chairman of the audit committee. We utilize the phase-in exemption under Rule 10A-3 of the Exchange Act and the Nasdaq rules and expect that a majority of the members of our audit committee will satisfy the independence standards promulgated by the SEC and by Nasdaq by April 6, 2021 and all members of our audit committee will satisfy the independence standards promulgated by the SEC and by Nasdaq by January 6, 2022.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Ragan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the registered public accounting firm describing (i) the registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Messrs. Tillis and Ragan. Mr. Ragan serves as chairman of the compensation committee. We utilize the phase-in exemption under the Nasdaq rules and expect that both members of our compensation committee will satisfy the independence standards promulgated by Nasdaq by April 6, 2021.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who initially participate in the consideration and recommendation of director nominees is Mr. Ragan. Any independent directors elected in the future will also participate in the consideration and recommendation of director nominees. In accordance with Rule 5605 of the Nasdaq rules, he is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, our board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial business combination, holders of our public shares do not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors and officers. We have filed a copy of our form of Code of Ethics as an exhibit to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors has received any cash (or non-cash) compensation from us for services rendered to us. We pay our sponsor or its affiliate a total of $10,000 per month for office space, administrative and shared personnel support services. Our sponsor, officers and directors, or entities with which they are affiliated, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or any entity with which they are affiliated.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination is or will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 29,410,000 ordinary shares, consisting of (i) 23,660,000 Class A ordinary shares and (ii) 5,750,000 of our Class B ordinary shares, issued and outstanding as of March 25, 2021. On all matters to be voted upon, except for the election of directors of the board, holders of Class A ordinary shares and of Class B ordinary shares vote together as a single class. Currently, all of the shares of Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
AKICV LLC (2)	660,000	2.79%	5,750,000	100,00%	21.80%
Alan Kestenbaum (2)	660,000	2.79%	5,750,000	100.00%	21.80%
Robert Tilliss (2)	660,000	2.79%	5,750,000	100.00%	21.80%
Daniel Strauss (2)
Joseph D. Ragan III (2)
All directors and officers as a group (4 persons)	660,000	2.79%	5,750,000	100.00%	21.80%
Other 5% Holders
Empyrean Capital Overseas Master Fund, Ltd. (3)	1,225,000	5.18%			4.17%

*	less than 1%
(1)	Unless otherwise noted, the business address of our officers and directors is 9705 Collins Ave 1901N Bal Harbour, FL 33154.
(2)	Shares are held by our sponsor, AKICV LLC, a limited liability company. Alan Kestenbaum and Robert Tilliss are the managing members of AKICV LLC and have voting and investment discretion with respect to the securities held of record by AKICV LLC. In addition, each of our officers and directors is a member of our sponsor and accordingly has pecuniary interest in the shares reported herein. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)	According to a Schedule 13G filed with the SEC on January 25, 2021, the listed Class A ordinary shares are owned directly by Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”). Empyrean Capital Partners, LP (“ECP”), a Delaware limited partnership, which serves as investment manager to ECOMF with respect to the Class A Ordinary Shares directly held by ECOMF, and Mr. Amos Meron, who serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, with respect to the Class A Ordinary Shares directly held by ECOMF, may be deemed to be beneficial owners of such shares. The address of the business office of each such person is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In October 2020, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share.

Our sponsor purchased an aggregate of 660,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $6,600,000 in a private placement that occurred simultaneously with the completion of our initial public offering. The placement warrants are identical to the public warrants sold in our initial offering, except that if held by our sponsor or its permitted transferees, they (a) may be exercised for cash or on a cashless basis, (b) are not subject to being called for redemption and (c) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination. There will be no redemption rights or liquidating distributions with respect to our founder shares, placement shares or warrants, which will expire worthless if we do not complete an initial business combination.

The placement units were sold in a private placement pursuant to Section 4(a)(2) or Regulation D of the Securities Act and are exempt from registration requirements under the federal securities laws. As such, the holders of the placement warrants were included in the placement units will be able to exercise such placement warrants even if, at the time of exercise, an effective registration statement and a current prospectus relating to the ordinary shares issuable upon exercise of such warrants is not available. Other than repayment of any loans which our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with our initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate of a total of $10,000 per month for office space, administrative and shared personnel support services, and (iv) reimbursement for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination, there will be no finder’s fees, reimbursements or cash payments made to our sponsor, officers or directors or any entities with which they are affiliated.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into an Administrative Services Agreement with our sponsor, pursuant to which we pay to our sponsor or its affiliate a total of $10,000 per month for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, our sponsor will be paid a total of $240,000 ($10,000 per month) and is entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any entities with which they are affiliated, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or any entities with which they are affiliated and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. As of December 31, 2020 and January 8, 2021, we had borrowed $21,666 and $188,673, respectively, under the promissory note with our sponsor. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2021 or the closing of our initial public offering. The loans were repaid upon the closing of our initial public offering out of offering proceeds not held in the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units sold in the private placement. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, placement shares, placement warrants and warrants issued upon conversion of working capital loans (if any), which was filed with the SEC as an exhibit to our Current Report on Form 8-K on January 11, 2021.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods and other required filings with the SEC for the year ended December 31, 2020 totaled approximately $25,000. The aggregate fees of Withum related to audit services in connection with our initial public offering totaled approximately $15,450. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2020 we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2020.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

SPORTS VENTURES ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of

Sports Ventures Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sports Ventures Acquisition Corp. (the “Company”) as of December 31, 2020, and the related statements of operations, changes in shareholder’s equity and cash flows for the period from September 24, 2020 (inception) to December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and its results of operations and its cash flows for the period from September 24, 2020 (inception) to December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2021

SPORTS VENTURES ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020

ASSETS
Deferred offering costs	154,103
TOTAL ASSETS	$154,103

LIABILITIES AND SHAREHOLDER’S EQUITY
Accrued expenses	$114,697
Promissory note – related party	21,666
Total Liabilities	136,363

Commitments

Shareholder’s Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	24,425
Accumulated deficit	(7,260)
Total Shareholder’s Equity	17,740
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$154,103

(1)	This number includes up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

SPORTS VENTURES ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) TO DECEMBER 31, 2020

Operating costs	$7,260
Net Loss	$(7,260)

Weighted average shares outstanding, basic and diluted (1)	5,000,000

Basic and diluted net loss per common share	$(0.00)

(1)	This number excludes up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

SPORTS VENTURES ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) TO DECEMBER 31, 2020

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity

Balance – September 24, 2020 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(7,260)	(7,260)
Balance – December 31, 2020	5,750,000	$575	$24,425	$(7,260)	$17,740

(1)	This number includes up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

SPORTS VENTURES ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) TO DECEMBER 31, 2020

Cash flows from operating activities:
Net loss	$(7,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Accrued expenses	7,260
Net cash used in operating activities	—

Net change in cash	—
Cash, beginning of the period	—
Cash, end of the period	$—

Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor under promissory note	$15,585
Deferred offering costs included in accrued expenses	$113,518
Deferred offering costs paid by Sponsor in exchange for issuance of Founder Shares	$25,000

SPORTS VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEENTS
DECEMBER 31, 2020

Note 1 — Organization and Business Operations

Organization and General

Sports Ventures Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on September 24, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from September 24, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is AKICV LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective January 5, 2021 (the “Effective Date”). On January 8, 2021, the Company consummated its IPO of 23,000,000 units (“Units”), including 3,000,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the IPO, pursuant to the Unit Subscription Agreement, the Company completed the private sale of 660,000 Units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Units, generating gross proceeds to the Company of $6,600,000. The Private Placement Units are identical to the Units sold in the IPO, except as otherwise disclosed in Note 4. No underwriting discounts or commissions were paid with respect to such sale. Each Unit consists of one share of Class A ordinary shares, and one-third redeemable warrant to purchase one share of Class A ordinary shares at a price of $11.50 per whole share, generating gross proceeds of $6,600,000, which is described in Note 4.

Transaction costs of the IPO amounted to $13,081,080 consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee, and $431,080 of other offering costs.

Trust Account

Following the closing of the IPO on January 8, 2021, $230,000,000 (approximately $10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), the proceeds from this IPO and the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation and (iii) the redemption of all of its public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of this IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

Initial Business Combination

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will have 24 months from the closing of the IPO to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

The Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination within 24 months from the closing of this IPO (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third-party (other than the Company’s independent auditors) for services rendered or products sold to us, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, The Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. We have not asked the Sponsor to reserve for such obligations.

Liquidity and Capital Resources

As of December 31, 2020, the Company had $0 in cash. Upon closing of the IPO on January 8, 2021, the Company had approximately $810,129 in its operating bank account, and working capital of approximately $1,581,240.

The Company’s liquidity needs up to December 31, 2020 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares, and the loan under an unsecured promissory note from the Sponsor of $21,666 (see Note 5). Proceeds from the IPO in the amount of $204,957 were used to repay the outstanding balance as of January 26, 2021, the date of the IPO. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the working capital for identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Deferred Offering Costs

Deferred Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. (See Note 1) Accordingly, as of January 8, 2021, offering costs in the aggregate of $13,081,080 have been charged to shareholders’ equity (consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee, and $431,080 of other offering costs).

At December 31, 2020, the Company incurred offering costs of $154,103.

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

The provision for income taxes was deemed to be de minimis for the period from September 24, 2020 (inception) to December 31, 2020.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. (See Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 660,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,600,000. A portion of the purchase price of the Private Placement Units were added to the proceeds from the IPO held in the Trust Account

Each Private Placement Unit was identical to the Units sold in the IPO, except for the private placement warrants (“Private Placement Warrants”) (see Note 7). If the Company does not complete its initial Business Combination within 24 months from the closing of this IPO, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of its public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

In October 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. Up to 750,000 shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on January 8, 2021, the 750,000 Founder Shares were no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of their founder shares until the earliest of (a) one year after the completion of an initial Business Combination and (b) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of its public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Service Fee

The Company has agreed, commencing on the date the securities of the Company are first listed on the Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor or its affiliate a monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon completion of a Business Combination or liquidation.

Promissory Note — Related Party

On October 5, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of this IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of this IPO. For the period from September 24, 2020 (inception) to December 31, 2020, the Company had drawn down $21,666 under the promissory note with the Sponsor.

Related Party Loans

In order to finance transactions costs in connection with a Business Combination, post the Company’s IPO, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the working capital loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender at the time of the Business Combination. The Units would be identical to the Private Placement Units sold in the private placement.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants which were issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus to purchase up to an additional 3,000,000 units to cover over-allotments, if any. at $10.00 per Unit. Simultaneously with the closing of the IPO on January 8, 2021, the underwriters fully exercised the over-allotment option to purchase 3,000,000 Units, generating an aggregate of gross proceeds of $30,000,000.

On January 8, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, $4,600,000 in the aggregate, in connection with the IPO. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5%, or $8,050,000, of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

Note 7 — Shareholder’s Equity

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2020, there were no Class A ordinary shares issued or outstanding,

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. There were 5,750,000 shares of Class B ordinary shares issued and outstanding at December 31, 2021.

Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that holders of the Class B ordinary shares will have the right to appoint all of the Company’s directors prior to the initial Business Combination and holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like.

Warrants— No warrants are currently outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A ordinary shares at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the closing of this IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A ordinary shares underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A ordinary shares upon exercise of a warrant unless Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A ordinary shares underlying such unit.

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company send the notice of redemption to the warrant holders.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If the Company calls the warrants for redemption as described above, the Company will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If the Company takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of shares of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 30, 2021, the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the IPO as described in Note 3 and Note 4.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 5, 2021, by and between the Company and Deutsche Bank Securities Inc. (3)
3.1	Memorandum and Articles of Association. (1)
3.2	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Warrant Agreement, dated January 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.2	Specimen Unit Certificate. (2)
4.3	Specimen Class A Ordinary Share Certificate. (2)
4.4	Specimen Warrant Certificate. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated January 5, 2021, by and among the Company, its officers, directors, and AKICV LLC. (3)
10.2	Investment Management Trust Agreement, January 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration Rights Agreement, dated January 5, 2021, by and among the Company and certain security holders. (3)
10.4	Unit Subscription Agreement, dated January 5, 2021, by and between the Company and AKICV LLC. (3)
10.5	Administrative Services Agreement, dated January 5, 2021, by and between the Company and AKICV LLC. (3)
10.6	Promissory Note, dated as of October 5, 2020 issued to AKICV LLC (1)
10.7	Securities Subscription Agreement, dated October 5, 2020, between the Registrant and AKICV LLC. (1)
14	Form of Code of Ethics (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 9, 2020.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 22, 2020.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 11, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2021	Sports Ventures Acquisition Corp.

	By:	/s/ Alan Kestenbaum
	Name:	Alan Kestenbaum
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alan Kestenbaum	Chief Executive Officer and Chairman of the Board	March 30, 2021
Alan Kestenbaum	(Principal Executive Officer)

/s/ Robert Tilliss	Chief Financial Officer	March 30, 2021
Robert Tilliss	(Principal Financial and Accounting Officer)

/s/ Daniel Strauss	Chief Operating Officer	March 30, 2021
Daniel Strauss

/s/ Joseph D. Ragan III	Director	March 30, 2021
Joseph D. Ragan III