Form 10-Q
period 2021-03-31
Sports Ventures Acquisition Corp.
filed 2021-06-10
CIK 1826574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39842

Sports Ventures Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9705 Collins Ave 1901N Bal Harbour, FL 33154
(Address of Principal Executive Offices, including zip code)

(786) 650-0074
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-third of one Redeemable Warrant	AKICU	The NASDAQ Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	AKIC	The NASDAQ Stock Market LLC
Warrants, each whole Warrant exercisable for one Class A Ordinary Share for $11.50 per share	AKICW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of June 10, 2021, there were 23,660,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SPORTS VENTURES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

Item 1. Financial Statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$712,827	$-
Deferred offering costs		154,103
Prepaid expenses and other current assets	735,657	-

Total current assets	1,448,484	154,103
Cash and marketable securities held in Trust Account	230,010,410	-

Total Assets	$231,458,894	$154,103

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and offering costs	$9,508	$114,697
Due to related party	27,453	21,666

Total current liabilities	36,961	136,363
Warrant liability	7,178,058	-
Deferred underwriting discount	8,050,000	-

Total liabilities	15,265,019	136,363

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 21,119,387 and 0 shares at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	211,193,870	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,540,613 and 0 shares issued and outstanding (excluding 21,119,387 and 0 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	254	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares were issued and outstanding at March 31, 2021 and December 31, 2020, respectively(1)	575	575
Additional paid-in capital	1,094,024	24,425
Retained earnings	3,905,152	(7,260)

Total shareholders’ equity	5,000,005	17,740

Total Liabilities and Shareholders’ Equity	$231,458,894	$154,103

(1)	At December 31, 2020 includes up to 750,000 shares subject to forfeiture if the underwriter’s over-allotment option is not exercised in full or in part by the underwriter. (See Note 7)

SPORTS VENTURES ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE Months ENDED MARCH 31, 2021

(Unaudited)

General and administrative expenses	$172,274

Loss from operations	(172,274)

Other income/(expense)
Change in fair value of warrants	4,732,278
Transaction costs	(658,002)
Interest income	10,410

Total other income, net	4,084,686

Net Income	$3,912,412

Weighted average ordinary shares outstanding, basic and diluted – Class A redeemable ordinary shares	23,000,000

Basic and diluted net income per ordinary share - Class A redeemable ordinary shares	$-

Weighted average ordinary shares outstanding, basic and diluted – Class A non-redeemable and Class B non-redeemable ordinary shares	6,351,667

Basic and diluted net income per ordinary share - Class A non-redeemable and Class B non-redeemable ordinary shares	$0.61

SPORTS VENTURES ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE three months ENDED MARCH 31, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	—	$—	5,750,000	$575	$24,425	$(7,260)	$17,740

Sale of 23,000,000 Class A shares at IPO, net of fair value of public warrants	23,000,000	2,300	—	—	218,419,926	—	218,422,226
Sale of 660,000 Class A shares in private placement, net of fair value of private placement warrants	660,000	66			6,267,372		6,267,438
Underwriting discount and offering costs					(12,425,941)		(12,425,941)
Class A ordinary shares subject to possible redemption	(21,119,387)	(2,112)			(211,191,758)		(211,193,870)
Net income	—	—	—	—	—	3,912,412	3,912,412
Balance as of March 31, 2021	2,540,613	$254	5,750,000	$575	$1,094,024	$3,905,152	$5,000,005

(1)	At December 31, 2020 includes up to 750,000 shares subject to forfeiture if the underwriter’s over-allotment option is not exercised in full or in part by the underwriter. (See Note 7)

SPORTS VENTURES ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

 (Unaudited)

Cash Flows from Operating Activities:
Net Income	$3,912,412
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(10,410)
Change in fair value of warrant liabilities	(4,732,278)
Transaction costs	658,002
Changes in operating assets and liabilities
Prepaid assets	(735,657)

Accounts payable and accrued expenses	48,914
Net cash used in operating activities	(859,017)
Cash flows from investing activities:
Cash and marketable securities held in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)
Cash flows from financing activities:
Proceeds from sale of Units, net of offering costs	229,566,057
Proceeds from issuance of Private Placement Units	6,600,000
Payment of underwriter discount	(4,600,000)
Borrowings from promissory note	182,457
Payment of borrowings from promissory note	(204,123)
Borrowings from related party	28,387
Parment of borrowings from related party	(934)
Net cash provided by financing activities	231,571,844

Net Change in Cash	712,827
Cash, beginning of the period	-
Cash, end of period	$712,827
Supplemental Disclosure of Non-cash Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$206,620,900
Change in value of Class A common stock subject to possible redemption	$4,572,970
Deferred underwriters’ discount payable charged to additional paid in capital	$8,050,000

SPORTS VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 24, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liability as other income (expense).

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

Simultaneously with the closing of the IPO, pursuant to the Unit Subscription Agreement, the Company completed the private sale of 660,000 Units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Units, generating gross proceeds to the Company of $6,600,000. The Private Placement Units are identical to the Units sold in the IPO, except as otherwise disclosed in Note 5. No underwriting discounts or commissions were paid with respect to such sale. Each Unit consists of one share of Class A ordinary shares, and one-third redeemable warrant to purchase one share of Class A ordinary shares at a price of $11.50 per whole share, generating gross proceeds of $6,600,000, which is described in Note 4.

Transaction costs of the IPO amounted to $13,083,943 consisting of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, and $431,080 of other offering costs. Of the transaction costs, $658,002 is included in transaction costs on the statement of operations and $12,425,941 is included in equity.

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

Liquidity and Capital Resources

The Company’s liquidity needs up to January 8, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares, and the loan under an unsecured promissory note from the Sponsor of $204,123 (see Note 6). Proceeds from the IPO were used to repay the outstanding balance as of January 8, 2021, the date of the IPO. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6).

As of March 31, 2021, the Company had cash outside the Trust Account of $712,827 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, pay tax obligations or to redeem ordinary shares. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

The Company anticipates that the $712,827 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Note 2 — Correction of Previously Issued Financial Statement

The Company corrected certain line items related to the previously audited balance sheet as of January 8, 2021 in the Form 8-K filed with the SEC on January 14, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative warrant liability under the guidance of Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts on an Entity’s Own Equity (“ASC 815-40”). The following balance sheet items as of January 8, 2021 were impacted:

	As Previously Reported	Adjustment	As revised
Balance Sheet at January 8, 2021
Warrant liability	$-	$11,910,336	$11,910,336
Total Liabilities	8,052,997	11,910,336	19,963,333
Class A ordinary shares subject to possible redemption,	218,531,230	(11,910,330)	206,620,900

Class A ordinary shares	181	119	300
Additional paid-in capital	5,011,934	657,877	5,669,811
Accumulated deficit	(12,680)	(658,002)	(670,682)
Total Shareholders’ Equity	$5,000,010	$(6)	$5,000,004

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus for the year ended December 31, 2020 as filed with the SEC on January 7, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO.

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for Class A Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Ordinary Shares outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable Class A and Class B Ordinary Shares is calculated by dividing the net income (loss), by the weighted average number of non-redeemable Class A and Class B Ordinary Shares outstanding for the period. Non-redeemable Class B Ordinary Shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account. Below is a reconciliation of the net income per ordinary share:

For the quarter ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$10,410

Net Earnings	10,410
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$-
Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$3,912,412
Less: Redeemable Net Income	10,410

Non-Redeemable Net Income	$3,902,002
Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Non-Redeemable Class A and Class B Ordinary Shares, Basic and Diluted	6,351,667
Earnings/Basic and Diluted Non-Redeemable Class A and Class B Ordinary Shares	$0.61

As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, (excluding the warrant liability) which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.

Warrant Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (January 8, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the Private Placement, which were previously charged to shareholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. (See Note 10)

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 660,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,600,000. A portion of the purchase price of the Private Placement Units were added to the proceeds from the IPO held in the Trust Account .

Each Private Placement Unit was identical to the Units sold in the IPO, except for the private placement warrants (“Private Placement Warrants”) (see Note 10). If the Company does not complete its initial Business Combination within 24 months from the closing of this IPO, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of its public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Note 6 — Related Party Transactions

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

Administrative Service Fee

The Company has agreed, commencing on the date the securities of the Company are first listed on the Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor or its affiliate a monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon completion of a Business Combination or liquidation. During the three months ended March 31, 2021, the Company recognized $27,453 in administrative service fee expense in the condensed statement of operations, which was still due to related party as of March 31, 2021.

Promissory Note — Related Party

On October 5, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of this IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of this IPO. The promissory note of $204,123 was repaid upon closing of the IPO.

Related Party Loans

In order to finance transactions costs in connection with a Business Combination, post the Company’s IPO, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the working capital loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender at the time of the Business Combination. The Units would be identical to the Private Placement Units sold in the private placement. At March 31, 2021 and December 31, 2020, there were $27,453 and $0 working capital loans outstanding respectively. During the three months ended March 31, 2021 the Company had borrowed $28,387 and repaid $934.

Note 7 — Recurring Fair Value Measurements

Investments Held in Trust Account

As of March 31, 2021, the investments in the Company’s Trust Account consisted of $230,010,410 invested in U.S. Money Market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Fair values of the Company’s investments in the Trust Account are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At March 31, 2021, the Company’s warrant liability was valued at $7,178,058. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

Since all of the Company’s permitted investments consist of U.S. Money Market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s Private Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on quoted prices (unadjusted) with less volume and transaction frequency than active markets. The fair value of the Public Warrant liability is classified within Level 2 of the fair value hierarchy. For the period ending March 31, 2021 the Public Warrants were reclassified from a Level 3 to a Level 2 classification. The Company assumes the reclassified occurred on March 31, 2021.

The following table presents fair value information as of March 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account—U.S. Money Market	$230,010,410	$—	$230,010,410
Liabilities
Public Warrants	$—	$6,976,667	$—
Private Warrants	$—	$—	$201,391

Measurement

On March 31, 2021 the Company valued the Public Warrants using traded prices and used a Monte Carlo simulation model to value the Private Warrants. On January 8, 2021, the Company used a Monte Carlo simulation model to value both the Public and the Private Warrants.

The key inputs into the Monte Carlo simulation model were as follows at January 8, 2021 and at March 31, 2021:

Input	January 8, 2021	March 31, 2021
Risk-free interest rate	0.67%	1.18%
Expected term (years)	6.31	6.09
Expected volatility	24.2%	18.6%
Exercise price	$11.50	$11.50

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

Fair value at December 31, 2020	$-
Initial value at January 8, 2021	11,910,336
Public Warrants reclassified to level 2 (1)	(6,976,667)
Change in fair value	(4,732,278)
Fair Value at March 31, 2021	$201,391

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Note 8 — Commitments and Contingencies

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

Note 9 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 2,540,613 and 0 shares issued and outstanding (excluding 21,119,387 and 0 shares subject to possible redemption), respectively.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. There were 5,750,000 shares of Class B ordinary shares issued and outstanding at March 31, 2021 and December 31, 2020.

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

Note 10 — Warrants

At March 31, 2021 and December 31, 2020 there were 7,666,667 and 0 Public Warrants outstanding and 220,000 and 0 Private Warrants outstanding, respectively.

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Sports Ventures Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to AKICV LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through March 31, 2021 were organizational activities and following the initial public offering (the “IPO”) activities necessary to identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the trust account and will recognize unrealized gains or losses from changes in the fair values of our warrant liability. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $3,912,412 which consisted of an unrealized gain of $4,732,278 from the change in the fair value of our warrant liability and interest earned on our investments of $10,410 partially offset by general administrative expenses of $172,274 and $658,002 of expense related to our IPO.

We have not generated any realized revenues, other than interest income earned on the proceeds held in the Trust Account. The unrealized gain on the warrant liability resulted from the change in fair value of our warrant liability and had no impact on cash. As of March 31, 2021, $230,010,410 was held in the Trust Account.

Liquidity and Capital Resources

On January 8, 2021, we consummated an IPO of 23,000,000 units at $10.00 per unit (the “public units”), at $10.00 per public unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 660,000 placement units, at a price of $10.00 per placement unit. Each placement unit consists of one Class A ordinary share, and one-third redeemable warrant, each whole warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, generating gross proceeds of $6,600,000.

Following the closing of our IPO on January 8, 2021, $230,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in our IPO and the sale of the placement units was placed in the trust account and invested in U.S. government securities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $230,010,410 (including approximately $10,410 of income) consisting of money market funds. Income on the balance in the Trust Account may be used to pay taxes. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

As of March 31, 2021, we had cash outside the Trust Account of $712,827 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, pay tax obligations or to redeem ordinary shares. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

We anticipate that the $712,827 outside of the Trust Account as of March 31, 2021 will be sufficient to allow management to operate the company for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of a Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

For three months ended March 31, 2021, cash used in operating activities was $853,230. Net income of $3,912,412 was impacted by an unrealized non-cash gain on the change in the fair value of our warrant liability of $4,732,278, net increases in operating assets and liabilities of $680,956 and interest earned on our trust account of $10,410, partially offset by IPO transaction costs of $658,002.

With funds raised from the IPO, we invested $230,000,000 as our investing activities.

We raised $231,566,057 from financing activities including $229,566,057 proceeds from the sale of Units, net of offering costs from the IPO and $6,600,000 proceeds from the issuance of private placement units, partially offset be $4,600,000 in payments for underwriting discounts.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term.

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of our IPO, (ii) warrants which were issued in a private placement simultaneously with the closing of our IPO (the “private placement warrants”) and the ordinary shares underlying such private placement warrants (the “placement shares”), and (iii) placement warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require us to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On January 8, 2021, we paid a fixed underwriting discount of $0.20 per Unit, $4,600,000 in the aggregate, in connection with our IPO. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5%, or $8,050,000, of the gross proceeds of our IPO upon the completion of our IPO.

Critical Accounting Policies

Use of Estimates

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

Warrant Liability

We account for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations.

Net Income Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our statement of operations includes a presentation of income (loss) per share for Class A Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Ordinary Shares outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable Class A and Class B Ordinary Shares is calculated by dividing the net income (loss), by the weighted average number of non-redeemable Class A and Class B Ordinary Shares outstanding for the period. Non-redeemable Class B Ordinary Shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus dated January 5, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that, in light of the SEC Staff Statement, our audited balance sheet as of January 8, 2021 should no longer be relied upon and it was appropriate to restate the financial statements on such audited balance sheet (the “Restatement”). In connection with the foregoing development and as a result of the Restatement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On January 8, 2021, we consummated our IPO of 23,000,000 public units, including 3,000,000 public units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-third of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The public units were sold at a price of $10.00 per unit, generating gross proceeds to us of $230,000,000.

Simultaneously with the closing of our IPO, we completed the private sale of an aggregate of 660,000 placement units to our sponsor at a purchase price of $10.00 per placement unit, generating gross proceeds to us of $6,600,000.

A total of $230,000,000 of the proceeds from our IPO (which amount includes $8,050,000 of the underwriters’ deferred discount) and the sale of the placement units, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS VENTURES ACQUISITION CORP.

Date: June 10, 2021	/s/ Alan Kestenbaum
	Name:	Alan Kestenbaum
	Title:	Chief Executive Officer, (Principal Executive Officer)

Date: June 10, 2021	/s/ Robert Tilliss
	Name:	Robert Tilliss
	Title:	Chief Executive Officer (Principal Financial and Accounting Officer)