Form 10-Q
period 2021-06-30
Sports Ventures Acquisition Corp.
filed 2021-08-16
CIK 1826574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 23,660,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SPORTS VENTURES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

Item 1. Financial Statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$612,161	$-
Deferred offering costs		154,103
Prepaid expenses and other current assets	427,177	-

Total current assets	1,039,338	154,103

Other assets	195,979
Investments held in Trust Account	230,018,758	-

Total Assets	$231,254,075	$154,103

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and offering costs	$31,785	$114,697
Due to related party	62,653	21,666

Total current liabilities	94,438	136,363
Warrant liability	7,809,120	-
Deferred underwriting discount	8,050,000	-

Total liabilities	15,953,558	136,363

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 21,030,051 and 0 shares at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	210,300,510	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,629,949 and 0 shares issued and outstanding (excluding 21,030,051 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	263	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares were issued and outstanding at June 30, 2021 and December 31, 2020, respectively(1)	575	575
Additional paid-in capital	1,987,375	24,425
Retained earnings	3,011,794	(7,260)

Total shareholders’ equity	5,000,007	17,740

Total Liabilities and Shareholders’ Equity	$231,254,075	$154,103

(1)	At December 31, 2020 includes up to 750,000 shares subject to forfeiture if the underwriter’s over-allotment option is not exercised in full or in part by the underwriter. (See Note 7)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2021	Six months ended June 30, 2021

General and administrative expenses	$270,644	$442,918

Loss from operations	(270,644)	(442,918)

Other income/(expense)
Change in fair value of warrant liability	(631,062)	4,101,216
Transaction costs associated with warrant liability	-	(658,002)
Interest income	8,348	18,758

Total other income/(expense), net	(622,714)	3,461,972

Net Income (loss)	$(893,358)	$3,019,054

Weighted average ordinary shares outstanding, basic and diluted – Class A redeemable ordinary shares	23,000,000	23,000,000

Basic and diluted net income per ordinary share - Class A redeemable ordinary shares	$0.00	$0.00

Weighted average ordinary shares outstanding, basic and diluted – Class A non-redeemable and Class B non-redeemable ordinary shares	6,410,000	6,347,680

Basic and diluted net income (loss) per ordinary share - Class A non-redeemable and Class B non-redeemable ordinary shares	$(0.14)	$0.47

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	—	$—	5,750,000	$575	$24,425	$(7,260)	$17,740

Sale of 23,000,000 Class A shares at IPO, net of fair value of public warrants	23,000,000	2,300	—	—	218,419,926	—	218,422,226
Sale of 660,000 Class A shares in private placement, net of fair value of private placement warrants	660,000	66			6,267,372		6,267,438
Underwriting discount and offering costs					(12,425,941)		(12,425,941)
Class A ordinary shares subject to possible redemption	(21,119,387)	(2,112)			(211,191,758)		(211,193,870)
Net income	—	—	—	—	—	3,912,412	3,912,412
Balance as of March 31, 2021	2,540,613	$254	5,750,000	$575	$1,094,024	$3,905,152	$5,000,005

Net income						(893,358)	(893,358)
Class A ordinary shares subject to possible redemption	89,336	9			893,351		893,360
Balance as of June 30, 2021	2,629,949	$263	5,750,000	$575	$1,987,375	$3,011,794	$5,000,007

(1)	At December 31, 2020 includes up to 750,000 shares subject to forfeiture if the underwriter’s over-allotment option is not exercised in full or in part by the underwriter. (See Note 7)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

 (Unaudited)

Cash Flows from Operating Activities:
Net Income	$3,019,054
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(18,758)
Change in fair value of warrant liabilities	(4,101,216)
Transaction costs allocated to warrant liability	658,002
Changes in operating assets and liabilities
Prepaid assets	(623,156)
Accounts payable and accrued expenses	71,191
Net cash used in operating activities	(994,883)
Cash flows from investing activities:
Investments held in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)
Cash flows from financing activities:
Proceeds from sale of Units, net of offering costs	229,566,057
Proceeds from issuance of Private Placement Units	6,600,000
Payment of underwriter discount	(4,600,000)
Borrowings from promissory note	182,457
Payment of borrowings from promissory note	(204,123)
Borrowings from related party	63,587
Payment of borrowings from related party	(934)
Net cash provided by financing activities	231,607,044

Net Change in Cash	612,161
Cash, beginning of the period	-
Cash, end of period	$612,161
Supplemental Disclosure of Non-cash Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$206,620,920
Change in value of Class A ordinary shares subject to possible redemption	3,679,610
Deferred underwriters’ discount payable charged to additional paid in capital	$8,050,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 24, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and since the IPO, searching for a target to complete its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liability as other income (expense).

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

Simultaneously with the closing of the IPO, pursuant to the Unit Subscription Agreement, the Company completed the private sale of 660,000 Units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Units, generating gross proceeds to the Company of $6,600,000. The Private Placement Units include 220,000 warrants to purchase an aggregate of 220,000 Class A ordinary shares of the Company (the “Private Placement Warrants”). The Private Placement Units are identical to the Units sold in the IPO, except as otherwise disclosed in Note 5. No underwriting discounts or commissions were paid with respect to such sale. Each Unit consists of one share of Class A ordinary shares, and one-third redeemable warrant to purchase one share of Class A ordinary shares at a price of $11.50 per whole share, generating gross proceeds of $6,600,000, which is described in Note 3.

Transaction costs of the IPO amounted to $13,083,943 consisting of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, and $431,080 of other offering costs. Of the transaction costs, $658,002 is included in transaction costs on the condensed statement of operations and $12,425,941 is included in equity.

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

The Company will have until January 8, 2023 to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

The Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination by January 8, 2023 (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash outside the Trust Account of $612,161 available for working capital needs. All remaining investments held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, pay tax obligations or to redeem ordinary shares. As of June 30, 2021, none of the investments in the Trust Account was available to be withdrawn as described above. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

The Company anticipates that the $612,161 outside of the Trust Account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus as filed with the SEC on January 7, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to shareholders’ equity or the unaudited condensed statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO.

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with (i) the IPO, and (ii) the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per share for Class A Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Ordinary Shares outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable Class B Ordinary Shares is calculated by dividing the net income (loss), by the weighted average number of non-redeemable Class B Ordinary Shares outstanding for the period. Non-redeemable Class B Ordinary Shares include the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account. Below is a reconciliation of the net income per ordinary share:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$8,348	18,758

Net Earnings	8,348	18,758
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	23,000,000	23,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$-	-
Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$(893,358)	3,019,054
Less: Redeemable Net Income	(8,348)	(18,758)
Non-Redeemable Net Income	$(901,706)	3,000,296
Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Non-Redeemable Class A and Class B Ordinary Shares, Basic and Diluted	6,410,000	6,347,680
Earnings/Basic and Diluted Non-Redeemable Class A and Class B Ordinary Shares	$(0.14)	0.47

As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, (excluding the warrant liability) which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet primarily due to their short-term nature.

Warrant Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (January 8, 2021) and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the Private Placement, which were previously charged to shareholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

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

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or January 8, 2022 and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. (See Note 9)

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 660,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,600,000. A portion of the purchase price of the Private Placement Units were added to the proceeds from the IPO held in the Trust Account.

Each Private Placement Unit was identical to the Units sold in the IPO, except for the Private Placement Warrants (see Note 9). If the Company does not complete its initial Business Combination by January 8, 2023, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of its public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Service Fee

The Company has agreed, commencing on January 6, 2021, to pay the Sponsor or its affiliate a monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon completion of a Business Combination or liquidation. During the three and six months ended June 30, 2021, the Company recognized $30,000 and $57,453, respectively, in administrative service fee expense in the condensed statement of operations, which was included in due to related party on the unaudited condensed balance sheet as of June 30, 2021.

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

Related Party Loans

In order to finance transactions costs in connection with a Business Combination, post the Company’s IPO, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the working capital loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender at the time of the Business Combination. The Units would be identical to the Private Placement Units sold in the private placement. At June 30, 2021 and December 31, 2020, there were $62,653 and $0 working capital loans outstanding respectively. During the six months ended June 30, 2021 the Company had borrowed $63,587 and repaid $934.

Note 6 — Recurring Fair Value Measurements

Investments Held in Trust Account

As of June 30, 2021, the investments in the Company’s Trust Account consisted of $230,018,758 invested in U.S. Money Market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Fair values of the Company’s investments in the Trust Account are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At June 30, 2021, the Company’s warrant liability was valued at $7,809,120. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

Since all of the Company’s permitted investments consist of U.S. Money Market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on quoted prices (unadjusted) with less volume and transaction frequency than active markets. The fair value of the Public Warrant liability is classified within Level 2 of the fair value hierarchy. For the period ending June 30, 2021 the Public Warrants were reclassified from a Level 3 to a Level 2 classification.

The following table presents fair value information as of June 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account—U.S. Money Market	$230,018,758	$—	$—
Liabilities
Public Warrants	$—	$7,590,000	$—
Private Placement Warrants	$—	$—	$219,120

Measurement

On June 30, 2021 the Company valued the Public Warrants using traded prices and used a Monte Carlo simulation model to value the Private Placement Warrants.

The key inputs into the Monte Carlo simulation model were as follows at June 30, 2021:

Input	June 30, 2021
Risk-free interest rate	1.06%
Expected term (years)	6.53
Expected volatility	16.3%
Exercise price	$11.50

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

Fair value at December 31, 2020	$-
Initial value of warrant liability at January 8, 2021	11,910,336
Public Warrants reclassified to level 2 (1)	(6,976,667)
Change in fair value	(4,714,549)
Fair value at June 30, 2021	$219,120

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Note 7 — Commitments and Contingencies

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus to purchase up to an additional 3,000,000 units to cover over-allotments, if any, at $10.00 per Unit. Simultaneously with the closing of the IPO on January 8, 2021, the underwriters fully exercised the over-allotment option to purchase 3,000,000 Units, generating an aggregate of gross proceeds of $30,000,000.

On January 8, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, $4,600,000 in the aggregate, in connection with the IPO. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5%, or $8,050,000, of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 2,629,949 and 0 shares issued and outstanding (excluding 21,030,051 and 0 shares subject to possible redemption), respectively.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. There were 5,750,000 shares of Class B ordinary shares issued and outstanding at June 30, 2021 and December 31, 2020.

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

Note 9 — Warrants

At June 30, 2021 and December 31, 2020 there were 7,666,667 and 0 Public Warrants outstanding and 220,000 and 0 Private Placement Warrants outstanding, respectively.

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

The warrants will become exercisable on the later of January 8, 2022 or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 10 — Subsequent Events

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through June 30, 2021 were organizational activities and following the initial public offering (the “IPO”) activities necessary to identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generated and will continue to generate non-operating income in the form of interest income on marketable securities held in the trust account and will recognize unrealized gains or losses from changes in the fair values of our warrant liability. We incurred and will continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $893,358 which consisted of an unrealized loss of $631,062 from the change in the fair value of our warrant liability and general administrative expenses of $270,644, partially offset by interest earned on our investments of $8,348.

For the six months ended June 30, 2021, we had net income of $3,019,054 which consisted of an unrealized gain of $4,101,216 from the change in the fair value of our warrant liability and interest earned on our investments of $18,758 partially offset by general administrative expenses of $442,918 and $658,002 of expense allocated to the warrant liability.

We have not generated any realized revenues, other than interest income earned on the proceeds held in the Trust Account. The unrealized gain on the warrant liability resulted from the change in fair value of our warrant liability and had no impact on cash. As of June 30, 2021, $230,018,758 was held in the Trust Account.

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

As of June 30, 2021, we had investments held in the Trust Account of $230,018,758 consisting of money market funds. Income on the balance in the Trust Account may be used to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

As of June 30, 2021, we had cash outside the Trust Account of $612,161 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, pay tax obligations or to redeem ordinary shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

We anticipate that the cash outside of the Trust Account as of June 30, 2021 will be sufficient to allow management to operate the company for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of a Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

For six months ended June 30, 2021, cash used in operating activities was $994,883. Net income of $3,019,054 was impacted by an unrealized non-cash gain on the change in the fair value of our warrant liability of $4,101,216, net increases in operating assets and liabilities of $551,965 and interest earned on our trust account of $18,758, partially offset by transaction costs allocated to the warrant liability of $658,002.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus dated January 5, 2021 and our quarterly report dated June 10, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS VENTURES ACQUISITION CORP.

Date: August 13, 2021	/s/ Alan Kestenbaum
	Name:	Alan Kestenbaum
	Title:	Chief Executive Officer, (Principal Executive Officer)

Date: August 13, 2021	/s/ Robert Tilliss
	Name:	Robert Tilliss
	Title:	Chief Executive Officer (Principal Financial and Accounting Officer)