Form 10-Q
period 2021-09-30
Sports Ventures Acquisition Corp.
filed 2021-11-15
CIK 1826574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 23,660,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SPORTS VENTURES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

Item 1. Financial Statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$575,714	$—
Deferred offering costs	—	154,103
Prepaid expenses and other current assets	400,639	—
Total current assets	976,353
Other assets	101,084	—
Investments held in Trust Account	230,021,717	—
Total Assets	$231,099,154	$154,103

Liabilities, Commitments and Contingencies, and Shareholders’ Deficit
Current liabilities:
Accounts payable and offering costs	$43,610	$114,697
Due to related parties	92,653	21,666
Total current liabilities	136,263	136,363
Warrant liability	4,670,007	—
Deferred underwriting discount	8,050,000	—
Total liabilities	12,856,270	136,363

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 23,000,000 and 0 shares subject to possible redemption at redemption value at September 30, 2021 and December 31, 2020, respectively	230,000,000	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 660,000 and 0 shares outstanding at September 30, 2021 and December 31, 2020 (excluding the 23,000,000 shares subject to possible redemption)	66	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(11,757,757)	(7,260)
Total shareholders’ equity (deficit)	(11,757,116)	17,740
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$231,099,154	$154,103

The accompanying notes are an integral part of the unaudited condensed financial statements.

 SPORTS VENTURES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Operating costs	$199,705	$642,623
Loss from operations	(199,705)	(642,623)

Other income (expense):
Interest earned on cash and investments held in Trust Account	2,959	21,717
Offering costs allocated to warrant liabilities	—	(658,002)
Change in fair value of warrant liabilities	3,139,113	7,240,329
Total other income	3,142,072	6,604,044

Net income	$2,942,367	$5,961,421

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	23,660,000	23,053,333
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.10	$0.21
Basic and diluted weighted average shares outstanding of Class B ordinary shares, non-redeemable	5,750,000	5,730,769
Basic and diluted net income per share, Class B ordinary shares, non-redeemable	$0.10	$0.21

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings	Total
	Ordinary Shares		Ordinary Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance as of December 31, 2020	—	$—	5,750,000	$575	$24,425	$(7,260)	$17,740
Sale of 660,000 Private Placement Warrants on January 8, 2021	660,000	66	—	—	6,267,372	—	6,267,438
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(6,291,797)	(17,711,918)	(24,003,715)
Net loss	—	—	—	—	—	(893,358)	(893,358)
Balance as of June 30, 2021 (unaudited), as revised	660,000	66	5,750,000	$575	—	(14,700,1249)	(14,699,483)
Net income	—	—	—	—	—	2,942,367	2,942,367
Balance as of September 30, 2021	660,000	$66	5,750,000	$575	—	$(11,757,757)	$(11,757,116)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the nine months ended September 30, 2021
Cash flows from operating activities:
Net income	$5,961,421
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by sponsor	—
Interest earned on cash and investments held in Trust Account	(21,717)
Change in fair value of warrant liabilities	(7,240,329)
Offering costs allocated to warrant liabilities	658,002
Changes in operating assets and liabilities:
Prepaid expenses	(501,723)
Accounts payable and accrued expenses	83,016
Net cash used in operating activities	(1,061,330)

Cash Flows from Investing Activities:
Cash invested in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	229,566,057
Proceeds from issuance of Private Placement Units	6,600,000
Borrowings from related party	101,855
Payment of borrowings from related party	(9,202)
Proceeds from note payable-related party	182,457
Payment of note payable-related party	(204,123)
Payment of underwriter discount	(4,600,000)
Net cash provided by financing activities	231,637,044

Net change in cash	575,714
Cash, beginning of period	—
Cash, end of the period	$575,714

Supplemental disclosure of cash flow information:
Deferred underwriting commissions payable charged to additional paid-in capital	$8,050,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

All activity for the period from September 24, 2020 through September 30, 2020 was not significant.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 24, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and since the IPO, searching for a target to complete its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liability as other income (expense).

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

Offering costs of the IPO amounted to $13,083,943 of which $658,022 were allocated to the warrant liabilities and expensed immediately and $12,425,941 were charged to temporary equity upon completion of the IPO and the exercise of the over-allotment option.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash outside the Trust Account of $575,714 available for working capital needs. All remaining investments held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, pay tax obligations or to redeem ordinary shares. As of September 30, 2021, none of the investments in the Trust Account was available to be withdrawn as described above. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6).

The Company anticipates that the $575,714 outside of the Trust Account as of September 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

Management re-evaluated the Company’s application of Accounting Standards Codification (“ASC”) 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial Business Combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to its previously issued financial statements. Therefore, management, in consultation with the Audit Committee, concluded that the Company’s previously issued financial statements impacted should be revised to report all public shares as temporary equity. As such the Company is revising those periods in this Quarterly Report.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case both classes of shares will share pro rata in the income and losses of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table:

	As Previously Reported	Revision	Revised
Balance Sheet as of January 8, 2021
Ordinary shares subject to possible redemption ($)	$206,620,900	$23,379,100	$230,000,000

Class A ordinary shares, $0.0001 par value	300	(234)	66
Class B ordinary shares, $0.0001 par value	575	—	575
Additional Paid in Capital	5,669,811	(5,645,386)	24,425
Accumulated Deficit	(670,682)	(17,733,480)	(18,404,162)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(23,379,100)	$(18,379,096)
Number of shares subject to redemption	20,662,090	2,337,910	23,000,000

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus as filed with the SEC on January 7, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2021 and for the period September 24, 2020 through September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs amounted to $13,083,943 of which $658,022 were allocated to the warrant liabilities and expensed immediately and $12,425,941 were charged to temporary equity upon completion of the IPO and the exercise of the over-allotment option.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 23,000,000 and 0 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,577,774)
Class A ordinary share issuance costs	(12,425,941)
Plus:
Accretion of carrying value to redemption value	24,003,715

Contingently redeemable Class A ordinary shares	$230,000,000

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 7,886,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,367,100	$575,267	$4,767,753	$1,193,668

Denominator:
Weighted-average shares outstanding	23,660,000	5,750,000	23,053,333	5,730,769

Basic and diluted net income per share	$0.10	$0.10	$0.21	$0.21

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, (excluding the warrant liability) which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet primarily due to their short-term nature.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or January 8, 2022 and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. (See Note 10)

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Class A ordinary shares are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 660,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,600,000. A portion of the purchase price of the Private Placement Units were added to the proceeds from the IPO held in the Trust Account.

Each Private Placement Unit was identical to the Units sold in the IPO, except for the Private Placement Warrants (see Note 10). If the Company does not complete its initial Business Combination by January 8, 2023, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of its public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Service Fee

The Company has agreed, commencing on January 6, 2021, to pay the Sponsor or its affiliate a monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon completion of a Business Combination or liquidation. During the three and nine months ended September 30, 2021, the Company recognized $30,000 and $88,387, respectively, in administrative service fee expense in the condensed statement of operations, which was included in due to related party on the unaudited condensed balance sheet as of September 30, 2021.

Promissory Note — Related Party

On October 5, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of this IPO. This loan is non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of this IPO. The promissory note of $204,123 was repaid upon closing of the IPO and borrowings under this promissory note are no longer available.

Due to Related Parties

The Company owes $92,653 to related parties for the administrative service fee and other expense reimbursements. These amounts are non-interest bearing and are due on demand.

Related Party Loans

In order to finance transactions costs in connection with a Business Combination, post the Company’s IPO, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the working capital loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender at the time of the Business Combination. The Units would be identical to the Private Placement Units sold in the private placement. At September 30, 2021 and December 31, 2020, there were no amounts of working capital loans outstanding respectively.

Note 7 — Recurring Fair Value Measurements

Investments Held in Trust Account

As of September 30, 2021, the investments in the Company’s Trust Account consisted of $230,021,717 invested in U.S. Money Market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Fair values of the Company’s investments in the Trust Account are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At September 30, 2021, the Company’s warrant liability was valued at $4,670,007. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

Since all of the Company’s permitted investments consist of U.S. Money Market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on quoted prices (unadjusted) with less volume and transaction frequency than active markets. The fair value of the Public Warrant liability is classified within Level 2 of the fair value hierarchy. For the period ending September 30, 2021 the Public Warrants were reclassified from a Level 3 to a Level 2 classification.

The following table presents fair value information as of September 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$230,021,717	$—	$—
Liabilities
Public Warrants	$—	$4,538,667	$—
Private Placement Warrants	$—	$—	$131,340

Measurement

On September 30, 2021 the Company valued the Public Warrants using traded prices and used a Monte Carlo simulation model to value the Private Placement Warrants.

The key inputs into the Monte Carlo simulation model were as follows at September 30, 2021:

Input	September 30, 2021
Risk-free interest rate	1.12%
Expected term (years)	5.84
Expected volatility	10.6%
Exercise price	$11.50

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

Fair value at December 31, 2020	$—
Initial value of warrant liability at January 8, 2021	11,910,336
Public Warrants reclassified to level 2 (1)	(6,976,667)
Change in fair value	(4,802,329)
Fair value at September 30, 2021	$131,340

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

Note 9 — Shareholders’ Equity (Deficit)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 23,660,000 and 0 shares issued and outstanding, including 23,000,000 and 0 shares subject to redemption at September 30, 2021 and December 31, 2020, respectively.

 Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. There were 5,750,000 shares of Class B ordinary shares issued and outstanding at September 30, 2021 and December 31, 2020.

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

Note 10 — Warrants

At September 30, 2021 and December 31, 2020 there were 7,666,667 and 0 Public Warrants outstanding and 220,000 and 0 Private Placement Warrants outstanding, respectively.

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through September 30, 2021 were organizational activities and following the initial public offering (the “IPO”) activities necessary to identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generated and will continue to generate non-operating income in the form of interest income on marketable securities held in the trust account and will recognize unrealized gains or losses from changes in the fair values of our warrant liability. We incurred and will continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $2,942,367 which consisted of an unrealized gain of $3,139,113 from the change in the fair value of our warrant liability and interest earned on our investments of $2,959, partially offset by general and administrative expense of $199,705.

For the nine months ended September 30, 2021, we had a net income of $5,961,421 which consisted of an unrealized gain of $7,240,329 from the change in the fair value of our warrant liability and interest earned on our investments of $21,717, partially offset by general and administrative expense of $642,623 and transaction costs associated with warrant liability of $658,002.

For the period September 24, 2020 through September 30, 2021, the activity was not significant.

We have not generated any realized revenues, other than interest income earned on the proceeds held in the Trust Account. The unrealized gain on the warrant liability resulted from the change in fair value of our warrant liability and had no impact on cash. As of September 30, 2021, $230,021,717 was held in the Trust Account.

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

As of September 30, 2021, we had investments held in the Trust Account of $230,021,717 consisting of money market funds. Income on the balance in the Trust Account may be used to pay taxes. Through September 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

As of September 30, 2021, we had cash outside the Trust Account of $575,714 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, pay tax obligations or to redeem ordinary shares. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

We anticipate that the cash outside of the Trust Account as of September 30, 2021 will be sufficient to allow management to operate the company for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of a Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

For nine months ended September 30, 2021, cash used in operating activities was $1,061,330. Net income of $5,961,421 was impacted by an unrealized non-cash gain on the change in the fair value of our warrant liability of $7,240,329, net increases in operating assets and liabilities of $418,707 and interest earned on our trust account of $21,717, partially offset by transaction costs allocated to the warrant liability of $658,002.

For the period September 24, 2020 through September 30, 2020, cash used in operating activities was $0. Net loss of $6,915 was offset by formation costs paid by Sponsor.

With funds raised from the IPO, we invested $230,000,000 as our investing activities.

We raised $231,637,044 from financing activities including $229,566,057 proceeds from the sale of Units, net of offering costs from the IPO and $6,600,000 proceeds from the issuance of private placement units, partially offset be $4,600,000 in payments for underwriting discounts.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A ordinary shares subject to possible redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 23,000,000 and 0 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net Income Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 7,886,667 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link base Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS VENTURES ACQUISITION CORP.

Date: November 15, 2021	/s/ Alan Kestenbaum
	Name:	Alan Kestenbaum
	Title:	Chief Executive Officer, (Principal Executive Officer)

Date: November 15, 2021	/s/ Robert Tilliss
	Name:	Robert Tilliss
	Title:	Chief Executive Officer (Principal Financial and Accounting Officer)