Form 10-Q/A
period 2021-09-30
Sports Ventures Acquisition Corp.
filed 2022-02-03
CIK 1826574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Sports Ventures Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. The Accounting Standards Codification (the “ASC”) 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s initial public offering (the “IPO”), the Company improperly classified its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to such revaluation, the Company’s management has determined that the Public Shares include curtain provisions that require classification of all the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Company’s amended and restated memorandum and articles of association. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the IPO date and all subsequent reporting periods.

In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.

As a result, the Company’s management, together with the audit committee of the board of directors (the “Audit Committee”), after consultation with WithumSmith+Brown, PC, independent registered public accounting firm (“Withum”), determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and as of and for the three and six months ended June 30, 2021 (the “Affected Periods”) should be restated in this Quarterly Report as a result of this error. These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 7, 2021, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Quarterly Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

SPORTS VENTURES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

Item 1. Financial Statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$575,714	$—
Deferred offering costs	—	154,103
Prepaid expenses and other current assets	400,639	—
Total current assets	976,353
Other assets	101,084	—
Investments held in Trust Account	230,021,717	—
Total Assets	$231,099,154	$154,103

Liabilities, Commitments and Contingencies, and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and offering costs	$43,610	$114,697
Due to related parties	92,653	21,666
Total current liabilities	136,263	136,363
Warrant liability	4,670,007	—
Deferred underwriting discount	8,050,000	—
Total liabilities	12,856,270	136,363

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value, 23,000,000 and 0 shares subject to possible redemption at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020, respectively	230,000,000	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 660,000 and 0 shares outstanding at September 30, 2021 and December 31, 2020 (excluding the 23,000,000 shares subject to possible redemption)	66	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(11,757,757)	(7,260)
Total shareholders’ equity (deficit)	(11,757,116)	17,740
Total Liabilities, Commitments and Contingencies, and Shareholders’ Equity (Deficit)	$231,099,154	$154,103

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

SPORTS VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings	Total
	Ordinary Shares		Ordinary Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance as of December 31, 2020	—	$—	5,750,000	$575	$24,425	$(7,260)	$17,740
Sale of 660,000 Private Placement Warrants on January 8, 2021	660,000	66	—	—	6,267,372	—	6,267,438
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(6,291,797)	(17,711,918)	(24,003,715)
Net loss	—	—	—	—	—	(893,358)	(893,358)
Balance as of June 30, 2021 (unaudited),	660,000	66	5,750,000	$575	—	(14,700,1249)	(14,699,483)
Net income	—	—	—	—	—	2,942,367	2,942,367
Balance as of September 30, 2021	660,000	$66	5,750,000	$575	—	$(11,757,757)	$(11,757,116)

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

Note 2 — Restatement of Previously Issued Financial Statements

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to its previously issued financial statements. Therefore, management, in consultation with the Audit Committee, concluded that the Company’s previously issued financial statements impacted should be restated to report all public shares as temporary equity.

As a result, the Company is restating its previously filed financial statements to classify all of its Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of the IPO and in accordance with ASC 480. The Company has filed a Current Report on Form 8-K reporting under Item 4.02 that the Non-Reliance Periods should no longer be relied upon and will restate all affected periods with an appropriate explanation of the amount, reason and impact. Under this approach, the previously issued quarterly report on Form 10-Q for the quarterly period ended March 31, 2021 (the “2021Q1 Report”) and the quarterly report on Form 10-Q for the quarterly period ended June 30, 2021 (the “2021Q2 Report” will not be amended. The Company is reporting the restatement to those periods in this Quarterly Report.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also is restating its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case both classes of shares will share pro rata in the income and losses of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table:

	As		As
	Reported	Restatement	Restated
Balance Sheet as of March 31, 2021 (Unaudited) (per the 2021Q1 Report)
Ordinary shares subject to possible redemption ($)	$211,193,870	$18,806,130	$230,000,000

Class A ordinary shares, $0.0001 par value	254	(188)	66
Class B ordinary shares, $0.0001 par value	575	—	575
Additional Paid in Capital	1,094,024	(1,094,024)	—
Accumulated Deficit	3,095,152	(17,711,918)	(13,806,766)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(18,806,130)	$(13,806,125)

Number of shares subject to redemption	21,119,387	1,880,613	23,000,000

	As		As
	Reported	Restatement	Restated
Statement of Operations for the three months ended March 31, 2021 (per the 2021Q1 Report)
Weighted average shares outstanding, Redeemable Class A ordinary shares	23,000,000	(1,808,989)	21,191,011
Basic and diluted net income per share, Redeemable Class A ordinary shares	$0.00	$0.14	$0.14
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	6,351,667	6,423	6,358,090
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$0.61	$(0.47)	$0.14

Statement of Changes in Stockholders’ Equity as of March 31, 2021 (Unaudited) (per the 2021Q1 Report)
Sale of 23,000,000 Class A shares at IPO, net of fair value of public warrants	$218,422,226	$(218,422,226)	$—
Sale of 660,000 Class A shares in private placement, net of fair value of private placement warrants	6,267,438	(12,534,876)	(6,267,438)
Underwriting discount and offering costs	(12,425,941)	12,425,941	—
Class A ordinary shares subject to possible redemption	(211,193,870)	211,193,870	—
Accretion for Class A ordinary shares to redemption amount	—	(24,003,715)	(24,003,715)

Statement of Cash Flows as of March 31, 2021 (Unaudited) (per the 2021Q1 Report)
Initial value of Class A ordinary shares subject to possible redemption	$206,620,900	$(206,620,900)	$—
Change in value of Class A ordinary shares subject to possible redemption	4,572,970	(4,572,970)	—

Balance Sheet as of June 30, 2021 (Unaudited) (per the 2021Q2 Report)
Ordinary shares subject to possible redemption ($)	$210,300,510	$19,699,490	$230,000,000

Class A ordinary shares, $0.0001 par value	263	(196)	67
Class B ordinary shares, $0.0001 par value	575	—	575
Additional Paid in Capital	1,987,375	(1,987,375)	—
Accumulated Deficit	3,011,794	(17,711,918)	(14,700,124)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(19,699,489)	$(14,699,482)

Number of shares subject to redemption	21,030,051	1,961,949	23,000,000

Statement of Operations for the three months ended June 30, 2021 (Unaudited) (per the 2021Q2 Report)
Weighted average shares outstanding, Redeemable Class A ordinary shares	23,000,000	—	23,000,000
Basic and diluted net income per share, Redeemable Class A ordinary shares	$0.00	$(0.03)	$(0.03)
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	6,410,000	—	6,410,000
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$(0.14)	$0.11	$(0.03)

Statement of Operations for the six months ended June 30, 2021 (Unaudited) (per the 2021Q2 Report)
Weighted average shares outstanding, Redeemable Class A ordinary shares	23,000,000	(894,444)	22,105,556
Basic and diluted net income per share, Redeemable Class A ordinary shares	$0.00	$0.11	$0.11
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	6,347,680	36,653	6,384,333
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$0.47	$(0.36)	$0.11

	As		As
	Reported	Restatement	Restated
Statement of Changes in Stockholders’ Equity as of June 30, 2021 (Unaudited) (per the 2021Q2 Report)
Remeasurement in Class A ordinary shares subject to possible redemption	$893,360	$(893,360)	$—

Statement of Cash Flows as of June 30, 2021 (Unaudited) (per the 2021Q2 Report)
Initial value of Class A ordinary shares subject to possible redemption	$206,620,900	$(206,620,900)	$—
Change in value of Class A ordinary shares subject to possible redemption	3,679,610	(3,679,610)	—

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements and Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures not effective due to the previous material weakness in our internal control over financial reporting described. Controls and Procedures included in our Original Quarterly Report, and due to the restatements of our financial statements for the Affected Periods (the “restatements”) regarding the classification of redeemable Class A ordinary shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements, certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements for the Affected Periods to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A ordinary shares as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for our warrants and redeemable Class A ordinary shares, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

SPORTS VENTURES ACQUISITION CORP.

Date: February 3, 2022	/s/ Alan Kestenbaum
	Name:	Alan Kestenbaum
	Title:	Chief Executive Officer, (Principal Executive Officer)

Date: February 3, 2022	/s/ Robert Tilliss
	Name:	Robert Tilliss
	Title:	Chief Executive Officer (Principal Financial and Accounting Officer)