Form 10-K
period 2021-12-31
Sports Ventures Acquisition Corp.
filed 2022-03-01
CIK 1826574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      _____________to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2021, as reported on the Nasdaq market was $223,330,000.

As of March 1, 2022 there were 23,660,000 Class A ordinary shares, par value $0.0001 per share and 5,750,000 of our Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), such as the Prime Focus Business Combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our memorandum and articles of association;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial holders” are to the holders of our founder shares prior to our initial public offering;

●	“initial public offering” are to the initial public offering that was consummated by the Company on January 8, 2021;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” refers to the letter agreement which is filed as an exhibit to the current report on Form 8-K announcing the closing of our initial public offering;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“PCOAB” are to the Public Company Accounting Oversight Board (United States);

●	“PF Overseas” are to PF Overseas Limited, a limited liability company incorporated in Mauritius, and a party to the Prime Focus Business Combination Agreement;

●	“PFL Agreement” are to the PFL Agreement to be entered into between Prime Focus World and Prime Focus Limited, a company incorporated in India, as described in “Item 1. Business - Prime Focus Business Combination Agreement - Certain Related Agreements - The Prime Focus Stockholder Support and PFL Agreements”;

●	“placement shares” are to the 660,000 Class A ordinary shares included within the placement units purchased by our sponsor in the private placement;

●	“placement units” are to the 660,000 units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one-third of one placement warrant;

●	“placement warrants” are to redeemable warrants to purchase an aggregate of 220,000 of our Class A ordinary shares included within the placement units purchased by our sponsor in the private placement;

●	“Prime Focus 3D” are to Prime Focus 3D Cooperatief U.A., a Dutch cooperative association;

●	“Prime Focus A&R Registration Rights Agreement” are to the Amended and Restated Registration Rights Agreement to be entered into at the closing of the Prime Focus Business Combination by the Company and the other parties thereto, as described in “Item 1. Business”;

●	“Prime Focus Backstop Agreement” are to the Backstop Agreement date January 25, 2022, among the Company, Prime Focus World and our sponsor, as described in “Item 1. Business”;

●	“Prime Focus Business Combination” are to the transactions and agreements contemplated by the Prime Focus Business Combination Agreement;

●	“Prime Focus Business Combination Agreement” are to the Business Combination Agreement dated January 25, 2022, among the Company and Prime Focus World, PF Overseas, Prime Focus 3D and our sponsor, and described in “Item 1. Business”;

●	“Prime Focus Company Exchange” are to the transfer of all of the ordinary and preferred shares of Prime Focus World to the Company in exchange for Class A ordinary shares, as described in “Item 1. Business - Prime Focus Business Combination Agreement - The Prime Focus Business Combination Agreement Transactions”;

●	“Prime Focus PIPE Investors” are to the persons who have subscribed, collectively, to purchase 16,800,000 Class A ordinary shares for an aggregate of $168,000,000 pursuant to the Prime Focus Subscription Agreements (as defined below);

●	“Prime Focus Sponsor Support Agreement” are to the Sponsor Support Agreement dated January 25, 2022 under which our sponsor agreed to, among other things, support and vote in favor of the Prime Focus Business Combination;

●	“Prime Focus Stockholder Support Agreements” are to the Stockholder Support Agreements to be entered into by each of the stockholders of Prime Focus World with Prime Focus World, as described in “Item 1. Business - Prime Focus Business Combination Agreement - Certain Related Agreements - The Prime Focus Stockholder Support and PFL Agreements”;

●

“Prime Focus Subscription Agreements” are to the Subscription Agreements entered into by the Company and various Prime Focus PIPE Investors for the issuance of an aggregate of 16,800,000 Class A ordinary shares for $168,000,000, to be closed substantially concurrently with the Closing of the Prime Focus Business Combination;

●	“Prime Focus World” are to Prime Focus World N.V., a public limited liability company incorporated in the Netherlands, a party to the Prime Focus Business Combination Agreement;

●	“private placement” refers to the private placement of 660,000 units purchased by our sponsor, which occurred simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $6.6 million;

●	“public shares” are to our Class A ordinary shares offered as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares;

●	“public units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“public warrants” are to the redeemable warrants sold as part of the public units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);

●	“Registration Statement” are to the Form S-1 initially filed with the SEC October 9, 2020, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” is AKICV LLC, a Delaware limited liability company. The managers of AKICV LLC are Alan Kestenbaum, our Chairman and Chief Executive Officer, and Robert Tilliss, our President and Chief Financial Officer;

●	“trust account” are to the trust account in which an amount of $230,000,000 ($10.00 per unit) from the net proceeds of the sale of the public units and placement units in the initial public offering was placed following the closing of the initial public offering.

●	“units” are to both public units and placement units;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the placement units or their permitted transferees; and

●	“we,” “us,” “Company” or “our Company” are to Sports Ventures Acquisition Corp., a Cayman Islands exempted company.

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

v

PART I

Item 1. Business.

General

We are a blank check company incorporated on September 24, 2020 as a Cayman Islands exempted company for the purpose of effecting an initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering.

Although we may pursue acquisitions in any sector or industry, since our initial public offering, we have focused our search for opportunities to create value in the sectors where we have leading edge expertise, specifically in the sports, media and entertainment sectors, including traditional and emerging sports as well as film and television production and infrastructure.

Initial Public Offering

On January 8, 2021, we consummated our initial public offering of 23,000,000 public units. Each unit consists of one Class A ordinary share, and one-third warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per whole share. The public units were sold at a price of $10.00 per unit, generating gross proceeds to our company of $230,000,000.

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

Prime Focus Business Combination Agreement

On January 25, 2022, we entered into the Prime Focus Business Combination Agreement with Prime Focus World, PF Overseas, Prime Focus 3D and our sponsor.

The Prime Focus Business Combination Agreement Transactions

The Prime Focus Business Combination Agreement provides that, upon the terms and subject to the conditions thereof, the following transactions will occur as part of the Prime Focus Business Combination: (i) the Company and the stockholders of Prime Focus World will consummate the Prime Focus Company Exchange, pursuant to which the Company will acquire from the stockholders of Prime Focus World, and the stockholders of Prime Focus World will transfer, convey and deliver to the Company, all of the ordinary and preferred shares of Prime Focus World issued and outstanding as of the time immediately prior to the Prime Focus Company Exchange, and each Prime Focus World stockholder shall receive, in consideration for such transfer, conveyance and delivery of each Prime Focus World share, a number of Class A ordinary shares equal to such Prime Focus World stockholder’s portion of the consideration to which such Prime Focus World stockholder is entitled in accordance with the Business Combination Agreement and (ii) effective as of the time of the Prime Focus Company Exchange (the “Prime Focus Exchange Effective Time”), any outstanding options to purchase Prime Focus World shares shall be exchanged for options to purchase Class A ordinary shares of the Company, as further described in the Prime Focus Business Combination Agreement or redeemed to the extent that the Company has sufficient Available Cash following for such redemptions consistent with the terms of the Business Combination Agreement.

Our board of directors has unanimously (i) approved and declared advisable the Prime Focus Business Combination Agreement and the Prime Focus Business Combination and (ii) resolved to recommend approval of the Prime Focus Business Combination Agreement and related matters by our shareholders.

Conditions to Closing

The Prime Focus Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Prime Focus Business Combination and related agreements and transactions by our shareholders and the stockholders of Prime Focus World, (ii) the filing by the Company of a proxy statement in connection with the Prime Focus Business Combination, (iii) expiration or termination of any waiting period under applicable regulatory laws, (iv) the absence of any law or order enjoining or prohibiting the Prime Focus Business Combination, (v) the absence of any event or circumstance having a material adverse effect, as defined in the Prime Focus Business Combination Agreement, (vi) that the Company has at least $5,000,001 of net tangible assets upon Closing (as defined below), (vii) receipt of approval for listing on Nasdaq the shares of Class A ordinary shares to be issued in connection with the Prime Focus Business Combination, and (viii) the satisfaction and bring down of representations, warranties and covenants of the other party, subject to certain materiality qualifiers.

Other conditions to Prime Focus World’s obligations to consummate the Prime Focus Business Combination include, among others, that as of the closing of the Prime Focus Business Combination (the “Closing”), (i) our Company shall have available cash equal or greater to $350,000,000 and (ii) any transactions required by the Prime Focus Backstop Agreement shall have been consummated pursuant to its terms.

Upon the Closing, Prime Focus World equity holders are expected to receive approximately 71% ownership in us.

Covenants

The Prime Focus Business Combination Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) the Company to use its commercially reasonable efforts to comply with its obligations under the Prime Focus Subscription Agreements, (iv) the Company to prepare and file a proxy statement and take certain other actions to obtain the requisite approval of our shareholders of certain proposals regarding the Prime Focus Business Combination, (v) the Company to keep its Class A ordinary shares listed on Nasdaq and to cause the Class A ordinary shares issued in connection with the Prime Focus Business Combination to be listed on Nasdaq, and (vi) the Company to remain compliant with SEC reporting requirements.

Representations and Warranties

The Prime Focus Business Combination Agreement contains customary representations and warranties by the Company, our sponsor and Prime Focus World. The representations and warranties of the respective parties to the Prime Focus Business Combination Agreement generally will not survive the Closing.

Termination

The Prime Focus Business Combination Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and Prime Focus World, and (ii) by either the Company or Prime Focus World in certain other circumstances set forth in the Prime Focus Business Combination Agreement, including (a) if certain approvals of our shareholders are not obtained as set forth in the Prime Focus Business Combination Agreement, (b) if the consummation of the Prime Focus Business Combination (or any transaction contemplated by the Prime Focus Business Combination Agreement) is permanently enjoined or prohibited by the terms of a final, non-appealable Governmental Order (as defined in the Prime Focus Business Combination Agreement) or applicable Law (as defined in the Prime Focus Business Combination Agreement), (c) in the event of certain uncured breaches by a party, or (d) if the Closing has not occurred on or before August 31, 2022.

Certain Related Agreements

Prime Focus A&R Registration Rights Agreement

The Prime Focus Business Combination Agreement contemplates that, at the Closing, we and the holders set forth on Exhibit A thereto will enter into an Amended and Restated Registration Rights Agreement that will amend and restate the registration rights agreement dated January 5, 2021 among the Company and the other parties thereto (as so amended and restated, the “Prime Focus A&R Registration Rights Agreement”), pursuant to which we will agree to register for resale, pursuant to Rule 415 under the Securities Act certain Class A ordinary shares and other equity securities that are held by the parties thereto from time to time. Additionally, the Prime Focus A&R Registration Rights Agreement will (a) modify the up-to-one year lock-up previously set forth in the side letter dated January 5, 2021 between the Company and our sponsor to provide that 3,004,375 Class A ordinary shares issuable upon the conversion of the Founder Shares (as defined in the Prime Focus A&R Registration Rights Agreement) shall be released at the Company Exchange Effective Time, (b) provide for a lock-up of the Class A ordinary shares issuable to certain principal Company shareholders (as defined in the Prime Focus A&R Registration Rights Agreement) in the Prime Focus Company Exchange ending on the earlier of (i) six months from the closing date of the business combination, (ii) the first date that the closing price of the Class A ordinary shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading-day period commencing at least 90 days after the closing date of the Prime Focus Business Combination and (iii) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction, provided, that half of the shares issued to one principal Prime Focus World stockholder will be released at the Company Exchange Effective Time and (c) provide for a lock-up of the Class A ordinary shares issuable to certain parties affiliated with Prime Focus World ending on the earliest of (i) with respect to 25% of the Class A ordinary shares held by such parties, six months from the closing date of the Prime Focus Business Combination, (ii) with respect to the remaining 75% of the Class A ordinary shares held by such parties, two years from the Closing date of the Prime Focus Business Combination and (iii) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction.

Prime Focus Sponsor Support Agreement

On January 25, 2022, Prime Focus World and our sponsor entered into the Prime Focus Sponsor Support Agreement, pursuant to which, among other things, our sponsor agreed to (i) vote in favor of the Prime Focus Business Combination Agreement and the transactions contemplated thereby, (ii) retain and not redeem its holdings in the Company prior to the Closing, (iii) waive its anti-dilution rights, and (iv) deliver the Prime Focus A&R Registration Rights Agreement as outlined above in connection with the Closing, but conditioned upon Closing, in each case, on the terms and subject to the conditions set forth in the Prime Focus Sponsor Support Agreement.

Prime Focus Backstop Agreement

On January 25, 2022, the Company, Prime Focus World and our sponsor entered into the Prime Focus Backstop Agreement, pursuant to which, among other things, our sponsor has committed to utilize its reasonable commercial efforts to consummate the Common Equity Financing (as defined in the Prime Focus Business Combination Agreement) by purchasing additional Class A ordinary shares pursuant to the Backstop Subscription (as defined in the Prime Focus Business Combination Agreement) at the Closing Stock Price (as defined in the Business Combination Agreement) solely for purposes of consummating the transactions contemplated hereby in an aggregate amount up to $350,000,000 less the commitments received from Prime Focus PIPE Investors in connection with the Common Equity Financing, which additional investment commitment is conditioned upon and subject to the conditions set forth in the Prime Focus Backstop Agreement.

PFL Agreement

As contemplated by the Business Combination Agreement, Prime Focus World and Prime Focus Limited entered into the PFL Agreement dated as of January 25, 2022 (the “PFL Agreement”), pursuant to which, among other things, provides for four-year non-competition and non-solicitation restrictions on Prime Focus Limited and certain affiliates with respect to Prime Focus World following the Closing.

Stockholder Support Agreements

As contemplated by the Business Combination Agreement, we entered into three Stockholder Support Agreements, each dated as of January 25, 2022 (together the “Stockholder Support Agreements” and each a “Stockholder Support Agreement”) with Prime Focus World and each of Novator Capital Limited, A2R Holdings Limited, and Prime Focus Limited (together the “Prime Focus World Key Stockholders”). Pursuant to the Stockholder Support Agreements, among other things, the Prime Focus World Key Stockholders have agreed (i) retain and not redeem its holdings in Prime Focus World prior to the Closing, (ii) waive their anti-dilution rights, (iii) execute and deliver the A&R Registration Rights Agreement in the form agreed upon by the parties in connection with the Closing and (iv) to effectuate the transactions contemplated by the Business Combination Agreement, conditioned upon the terms and subject to the conditions set forth in its Stockholder Support Agreement. The Stockholders Support Agreements will terminate in their entirety, and be of no further force or effect, upon the earliest to occur of (i) the Company Exchange Effective Time; (ii) such date as the Business Combination Agreement shall be validly terminated in accordance with Article IX thereof; and (iii) the effective date of a written agreement of the parties thereto terminating such Stockholder Support Agreement; provided, however, that the termination of any Stockholder Support Agreement will not relieve any party thereto from liability arising in respect of any willful material breach of such Stockholders Support Agreement or fraud prior to such termination.

Prime Focus Subscription Agreements

On January 25, 2022, concurrently with the execution of the Prime Focus Business Combination Agreement, the Company entered into subscription agreements on substantially two forms with the Prime Focus PIPE Investors, pursuant to, and on the terms and subject to the conditions of which, the Prime Focus PIPE Investors have collectively subscribed at a purchase price of $10.00 per share and $168,000,000 million in the aggregate for 16,800,000 million shares of our Class A ordinary shares (the “Prime Focus PIPE Investment”). In addition the Company is continuing discussions with certain other potential private investors to participate in the Prime Focus PIPE Investment. The Prime Focus PIPE Investment will be consummated substantially concurrently with the Closing.

The Prime Focus Subscription Agreements for the Prime Focus PIPE Investors provide for certain registration rights. In particular, the Company is required to file a re-sale registration statement no later than 30 calendar days following the Closing. Additionally, the Company is required to use its commercially reasonable efforts to have the registration statement declared effective as of the 90th calendar day following the Closing after the filing thereof, but no later than the earlier of (i) the 135th calendar day following the Closing if the SEC notifies the Company that it will “review” the registration statement and (ii) the 10th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. The Company must use commercially reasonable efforts to keep the registration statement effective until the earliest of: (i) the date that such Prime Focus PIPE Investor ceases to hold any Registrable Securities (as defined in the Prime Focus Subscription Agreements), (ii) the date all Registrable Securities held by such Prime Focus PIPE Investor may be sold without restriction under Rule 144, including without limitation, any volume and manner of sale restrictions which may be applicable to affiliates under Rule 144 and without the requirement for the Company to be in compliance with the current public information required under Rule 144(c)(1) (or Rule 144(i)(2), if applicable), (iii) the date that all Registrable Securities held by such Prime Focus PIPE Investor may be sold pursuant to another exemption from registration and (iv) two years from the effective date of the registration statement.

The Prime Focus Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (i) such date and time as the Prime Focus Business Combination Agreement is terminated in accordance with its terms, (ii) the mutual written agreement of the parties to such Prime Focus Subscription Agreement and Prime Focus World, and (iii) at Prime Focus PIPE Investor’s election, on August 31, 2022, if the Closing has not occurred on or before such date.

The foregoing descriptions of the Prime Focus Business Combination Agreement, form of the Prime Focus A&R Registration Rights Agreement, the Prime Focus Sponsor Support Agreement, the Prime Focus Backstop Agreement, the Prime Focus Stockholder Support Agreements, the Prime Focus PFL Agreement and the Prime Focus Subscription Agreements, and the transactions and documents contemplated thereby, is not complete and is subject to and qualified in their entirety by reference to the Prime Focus Business Combination Agreement and all exhibits thereto, the Prime Focus Sponsor Support Agreement, the Prime Focus Backstop Agreement, and the Prime Focus Subscription Agreements, copies of which are filed with our current report on Form 8-K filed with the SEC on January 25, 2022, and the terms of which are incorporated by reference herein.

Business Strategy

Our strategy has been and continues to be to leverage our management’s expertise, network and operational experience to identify, acquire and grow a company or companies in the sports, media and entertainment sectors on a global basis, such as Prime Focus World. Our management team has extensive relationships and significant experience, having executed over $20 billion of transactions which provide us with unique access to proprietary transaction sources and opportunities through which we will be able to maximize value for our shareholders. The management team has an exceptional track record of sourcing and executing transactions across the global sports, media and entertainment sectors. We have utilized and will continue to utilize the network and industry experience of our management team in seeking an initial business combination and executing our acquisition strategy, if the Prime Focus Business Combination is not consummated. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of relationships with commissioners, team owners, professional athletes, media and entertainment executives that will further complement our sourcing pipeline of acquisition opportunities providing us with an inimitable advantage.

In the event that the Prime Focus Business Combination is not consummated, the management team will capitalize on opportunities presented by the changing sports, media and entertainment industry dynamics by seeking a market-leading, growth-oriented company that is benefitting from the following trends:

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

Within the sports industry, we focus on teams, operators, agencies, esports and technology related businesses including those in data analytics, SaaS, ticketing and fan engagement. Over the past few years, valuations of teams and supporting industries have soared due to new media deals, new arenas, digital expansion and dedicated international fan-bases. The iconic value of sports, and sports-related assets, remains robust as sports remain one of the last forms of “appointment viewing.” Within the media sectors, we focus on media and digital rights and platforms. Disruption in the media industry, in addition to heightened competition and new entrants, reinforce the need to differentiate one’s platform. To remain competitive, the industry will look to bolster their platforms with key rights and IP, fueling valuations. Within entertainment, we evaluate opportunities in content creation including the development and production of film and television assets, catalogs and libraries, and distribution. Record levels of consumption and content creation, supported by the capability to consume media, anywhere, anytime are backing unprecedented growth in the industry. The disruption stemming from the ongoing global pandemic also presents a unique opportunity in the target sectors, given the impact that it has had on the companies operating performance.

Members of our management team have communicated with their industry relationships to announce the formation of the company and its purpose, to articulate the parameters for our search for a target company and a potential business combination, and to pursue and review target companies as they present themselves. In addition, in the event the Prime Focus Business Combination is not consummated, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms, executive search firms, management consulting practices, agencies and large business enterprises. While the management team is proactive in identifying these opportunities and timely in reviewing them, they will only execute the appropriate opportunity based on the team’s target criteria and will not feel compelled to execute a transaction unless accretive for all stakeholders.

Robert Tilliss, our President and Chief Financial Officer, is the founder, CEO and Managing Member of Inner Circle Sports LLC, a leading global sports investment bank in the industry. As a leader in finance for 19 years, Inner Circle Sports is a key strategic ally for our company in identifying an initial business combination.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria and guidelines. Our initial business combination criteria are not limited by sector or geographic scope, but given the experience and background of the management team, our focus is on the sports, media and entertainment sectors. We are focused on acquiring a company with a defensible market position, exhibiting unrecognized value and set to benefit from being a public company with broader access to capital, such as Prime Focus World. The intended combination targets include but are not limited to:

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

Effecting Our Initial Business Combination

General

We are presently engaged in no operations other than consummating the Prime Focus Business Combination and, if the Prime Focus Business Combination is not completed, searching for our initial business combination. Notwithstanding the disclosures in this Report with respect to our general acquisition process, we are currently seeking to complete the transaction to acquire Prime Focus World and are not currently seeking to find or to pursue another or alternative transaction. We would not pursue another transaction until after the completion of the Prime Focus Business Combination or unless the Prime Focus Business Combination fails to be completed. We intend to effectuate our initial business combination using cash from the proceeds of our initial offering and the private placement, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. For more information on the Prime Focus Business Combination and the consideration to be used, see “Item 1. Business – Prime Focus Business Combination Agreement.”

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

For more information on debt and equity funding commitments in connection with the Prime Focus Business Combination, see “Item 1. Business – Prime Focus Business Combination Agreement - Certain Related Agreements,” above.

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

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will we pay our sponsor, officers or directors, or any entities with which they are affiliated, any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than repayment of loans that our sponsor, members of our management team, board or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), payments to our sponsor or its affiliate of a total of $10,000 per month for office space, administrative and shared personnel support services, and reimbursements for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, such as the Prime Focus Business Combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or their affiliates. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with such persons in the pursuit of an initial business combination. While Prime Focus World is not affiliated with our sponsor, officers or directors, in the event the Prime Focus Business Combination is not consummated, if we seek to complete an initial business combination with such a company or we partner with such persons in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm, that such an initial business combination is fair to our shareholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that shareholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain a financial fairness opinion from an independent investment banking firm. If we do not obtain such an opinion, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of our board of directors’ determination will be discussed and disclosed in our proxy solicitation materials, as applicable, related to our initial business combination.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. While Prime Focus World is not affiliated with our sponsor, officers or directors, in the event the Prime Focus Business Combination is not consummated, if we seek to complete our initial business combination with a company that is affiliated with our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our proxy solicitation materials, as applicable, related to our initial business combination.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses such as Prime Focus World. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. For more information regarding debt and equity financing in connection with the Prime Focus Business Combination, see “Item 1. Business – Prime Focus Business Combination Agreement.” Although there are various costs and obligations associated with being a public company, we believe target businesses such as Prime Focus World will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination, such as the Prime Focus Business Combination, is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

Financial Position

With funds available for a business combination in the amount of $230,026,609.12 (as of December 31, 2021) (assuming no redemptions), which amount includes $8,050,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business, such as Prime Focus World, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. See “Item 1. Business – Prime Focus Business Combination Agreement - Certain Related Agreements,” above, for more information on debt and equity funding commitments in connection with the Prime Focus Business Combination.

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

For more information regarding debt and equity financing in connection with the Prime Focus Business Combination, see “Item 1. Business – Prime Focus Business Combination Agreement.”

Selection of a target business and Structuring of Our initial business combination

The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Prime Focus World was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

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

In any case, in the event the Prime Focus Business Combination is not consummated, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

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

In evaluating a prospective target business, such as Prime Focus World, we will continue to conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Limited ability to evaluate the target’s management team

Although we continue to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, including the Prime Focus World management team, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the Prime Focus Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company, although one of our directors may serve on the board of directors of the combined company upon the consummation of the Prime Focus Business Combination. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Although the Prime Focus Business Combination is expected to be subject to the approval by our shareholders, they may not have the ability to approve another initial business combination, if the Prime Focus Business Combination is not consummated

In the case of the Prime Focus Business Combination, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. However, if the Prime Focus Business Combination is not closed, we may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association.

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

See “Item 1. Business – Prime Focus Business Combination” above for more information regarding the requisite approval needed in the Prime Focus Business Combination.

Permitted purchases of our securities

In the event that the Prime Focus Business Combination is not consummated and we seek shareholder approval of another initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

See “Item 1 Business – Prime Focus Business Combination” above for more information regarding such purchase our sponsor, directors, officers or their affiliates either prior to or following the completion of the Prime Focus Business Combination.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, such as the Prime Focus Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was anticipated to be approximately $10.00 per public share as of December 31, 2021. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our initial holders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination, such as the Prime Focus Business Combination or (ii) by means of a tender offer if the Prime Focus Business Combination is not consummated. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with Nasdaq rules.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased during or after our initial public offering in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own approximately 21.8% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

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

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if the Prime Focus Business Combination is not consummated and we seek shareholder approval of another initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption of more than 3,450,000, which we refer to as “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated memorandum and articles of association do not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our initial holders, sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption of any Excess Shares.

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

If the Prime Focus Business Combination is not completed, we may continue to try to complete a business combination with a different target until January 8, 2023.

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

Our initial holders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by January 8, 2023. However, if our initial holders, sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by January 8, 2023.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account ($440.475 as of December 31, 2021), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We have sought and will continue to seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all third parties (other than our independent registered accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor is also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($440.475 as of December 31, 2021) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds, from our trust account could be liable for claims made by creditors.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

General Risks Related to Our Business

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on our company and our operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the use of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	we may be subject to the unique risks inherent in the industry if we pursue business combinations with companies in the sports, media and data analytics sectors, including professional sports franchises;

●

our ability to consummate an initial business combination may be adversely impacted by the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●

we may attempt to complete our initial business combination with a private company about which little information is available, such as Prime Focus World, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●

our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination;

●

since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●

changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Class A ordinary shares at such time is substantially less than $10.00 per share;

●

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●

we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results; and

●	our liquidity requirements, date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Risks Related to the Proposed Prime Focus Business Combination

●	our sponsor, our officers and directors, and the shareholders, officers and directors of Prime Focus World, may have been influenced by financial and other interests that are different from or conflict with those of our public shareholders in determining to pursue the Prime Focus Business Combination;

●	we have not obtained any third-party valuation of Prime Focus World;

●	under the Prime Focus Sponsor Support Agreement, our sponsor has agreed to vote in favor of the Prime Focus Business Combination, regardless of the vote of our public shareholders;

●	the Prime Focus Business Combination Agreement prohibits us from seeking any alternative business combinations;

●	the Prime Focus Business Combination is subject to a number of closing conditions that are outside of our control, including a requirement that, through a combination of the trust account and the Prime Focus PIPE Investment, we have at least $350,000,000 of available cash at closing;

●	the Prime Focus Backstop Agreement with our sponsor cannot ensure that we will have sufficient available cash at closing, as our sponsor will not be responsible for Prime Focus PIPE Investors who may default under their Prime Focus Subscription Agreements, our sponsor has no assets other than the Founder Shares, and our sponsor’s members have no obligation to contribute additional funds to our sponsor;

●	our sponsor and certain shareholders and affiliates of Prime Focus World will obtain registration rights for their shares, and may be released from their lock-up obligations, in a way that will facilitate the liquidation of their shares, which may depress the market price of our securities;

●	our due diligence investigation of Prime Focus World and its subsidiaries is ongoing, but has been limited in scope by the limited time available for finalizing the Prime Focus Business Combination Agreement, by agreement with Prime Focus World regarding the scope of the investigation, and as a consequence of the geographic dispersion of Prime Focus World’s business operations, and the Prime Focus Business Combination Agreement does not include indemnification provisions that would afford a remedy in the event of a breach of the agreement by Prime Focus World; and

●	if we are unable to consummate the proposed Prime Focus Business Combination, we may not have sufficient opportunity to complete an alternative business combination.

For a further discussion of risks relating to our business and securities, see the sections titled “Risk Factors” in our final prospectus dated January 5, 2021, our Quarterly Report filed on Form 10-Q with the SEC on June 10, 2021 and the Amendment No. 1 to our Quarterly Report on Form 10-Q/A, filed with the SEC on February 3, 2022, respectively. For additional risks relating to Prime Focus World and the Prime Focus Business Combination, see the proxy statement to be filed by the Company in connection with shareholder approval of the Prime Focus Business Combination.

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

On February 25, 2022, there were 4 holders of record of our units, 1 holder of record of our shares of Class A ordinary shares and 1 holder of record of our warrants.

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

On January 21, 2022, our board of directors approved agreements to issue options for 25,000 of our Class A ordinary shares to each of Joseph D. Ragan III and Jeff Bradley promptly following the closing of the Prime Focus Business Combination.

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

Recent Developments

 On January 25, 2022, we entered into the Prime Focus Business Combination Agreement with Prime Focus World, PF Overseas, Prime Focus 3D and our sponsor. The Prime Focus Business Combination Agreement provides that, upon the terms and subject to the conditions thereof, the following transactions will occur as part of the Prime Focus Business Combination: (i) the Company and the stockholders of Prime Focus World will consummate the Prime Focus Company Exchange, pursuant to which the Company will acquire from the Prime Focus World stockholders, and the Prime Focus World stockholders will transfer, convey and deliver to the Company, all of the ordinary and preferred shares of Prime Focus World issued and outstanding as of immediately prior to the Prime Focus Company Exchange, and each Prime Focus World stockholder shall receive, in consideration for such transfer, conveyance and delivery of each Prime Focus World share, a number of Class A ordinary shares equal to such Prime Focus World stockholder’s portion of the consideration to which such Prime Focus World stockholder is entitled in accordance with the Business Combination Agreement and (ii) effective as of the time of the Prime Focus Company Exchange, any outstanding options to purchase Prime Focus World shares shall be exchanged for options to purchase Class A ordinary shares of the Company, as further described in the Prime Focus Business Combination Agreement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through December 31, 2021 were organizational activities and following the initial public offering activities necessary to identifying a target company for and consummating an initial business combination, including the Prime Focus Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generated and will continue to generate non-operating income in the form of interest income on marketable securities held in the trust account and will recognize unrealized gains or losses from changes in the fair values of our warrant liability. We incurred and will continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $4,935,531 which consisted of an unrealized gain of $7,098,895 from the change in the fair value of our derivative warrant liabilities and interest earned on our investments of $26,577, partially offset by general and administrative expense of $1,531,939 and transaction costs associated with the derivative warrant liabilities of $658,002.

For the period from September 24, 2020 (inception) through December 31, 2020, we had a net loss of $7,260, which consisted of incorporation expenses of $7,260.

Liquidity and Capital Resources

On January 8, 2021, we consummated an initial public offering of 23,000,000 units at $10.00 per public unit, at $10.00 per public unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 660,000 placement units, at a price of $10.00 per placement unit. Each placement unit consists of one Class A ordinary share, and one-third redeemable warrant, each whole warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, generating gross proceeds of $6,600,000.

Following the closing of our initial public offering on January 8, 2021, $230,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in our initial public offering and the sale of the placement units was placed in the trust account and invested in U.S. government securities.

As of December 31, 2021, we had investments held in the trust account of $230,026,577 consisting of money market funds. Income on the balance in the trust account may be used to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the trust account to pay our taxes.

As of December 31, 2021, we had cash outside the trust account of $440,475 available for working capital needs. All remaining cash held in the trust account is generally unavailable for use, prior to an initial business combination, and is restricted for use either in an initial business combination, pay tax obligations or to redeem ordinary shares.

We anticipate that the cash outside of the trust account as of December 31, 2021 and loans from the initial shareholders, our officers and directors, or their respective affiliates, will be sufficient to allow management to operate the company for at least the next 12 months from the issuance of these financial statements, assuming that an initial business combination is not consummated during that time. Until consummation of an initial business combination, we will be using the funds not held in the trust account, and any additional working capital loans from the initial shareholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

For the year ended December 31, 2021, cash used in operating activities was $1,221,369. Net income of $4,935,531 was impacted by an unrealized non-cash gain on the change in the fair value of our warrant liability of $7,098,895, net increases in operating assets and liabilities of $310,570 and interest earned on our trust account of $26,577, partially offset by transaction costs allocated to the warrant liability of $658,002.

For the period September 24, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $7,260 was offset by an increase in operating liabilities.

With funds raised from our initial public offering, we invested $230,000,000 as our investing activities.

We raised $231,661,844 from financing activities including $229,566,057 proceeds from the sale of our public units, net of offering costs from our initial public offering and $6,600,000 proceeds from the issuance of placement units, partially offset be $4,600,000 in payments for underwriting discounts.

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

We have engaged underwriters as advisors in connection with our initial business combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assist us in obtaining shareholder approval for the initial business combination and assist us with our press releases and public filings in connection with the initial business combination. We will pay the marketing fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of our initial public offering, including any proceeds from the full or partial exercise of the over-allotment option.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We have until January 8, 2023 to consummate an initial business combination. It is uncertain that we will be able to consummate the Prime Focus Business Combination, or if the Prime Focus Business Combination is not consummated, an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 8, 2023.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term.

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of our initial public offering, (ii) placement warrants which were issued in a private placement simultaneously with the closing of our initial public offering and the placement shares underlying such placement warrants, and (iii) placement warrants that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On January 8, 2021, we paid a fixed underwriting discount of $0.20 per Unit, $4,600,000 in the aggregate, in connection with our initial public offering. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5%, or $8,050,000, of the gross proceeds of our initial public offering upon the completion of the Prime Focus Business Combination or another initial business combination.

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

Derivative Warrant Liabilities

We account for the warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations.

Class A ordinary shares subject to possible redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 23,000,000 and 0 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our balance sheets.

Net Income per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 7,886,667 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt -- debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18, comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective as of December 31, 2021, due to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on January 8, 2021, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our quarterly report on Form 10-Q for the period ended March 31, 2021. In addition, our management has concluded that our controls around the interpretation and accounting for certain complex features of public shares issued by the Company was not effectively designed or maintained resulting in the misclassification of public shares as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within Amendment No. 1 to our quarterly report on Form 10-Q/A for the period ended September 30, 2021.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the public shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Alan Kestenbaum	61	Chairman of the Board and Chief Executive Officer
Robert Tilliss	55	President, Chief Financial Officer and Director
Daniel Strauss	37	Chief Operating Officer
Joseph D. Ragan III	61	Director
Jeff Bradley	61	Director
Kevin Hyman	61	Director

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

Robert Tilliss, our President and Chief Financial Officer, founded Inner Circle Sports in 2002 as a sports merchant banking boutique and has been serving as its CEO and Managing Member since 2002. He has over 30 years of history as a leader in the sports advisory and finance community domestically and internationally. Mr. Tilliss has led numerous high-profile assignments including the sale, acquisition and financing of teams across the five U.S. professional sports leagues and the top sports leagues internationally. Select notable deals include minority or control transactions with the Atlanta Falcons, Boston Celtics, New Jersey Nets, Atlanta Hawks, Memphis Grizzlies, Philadelphia 76ers, Milwaukee Bucks, Kansas City Royals, New York Mets, San Francisco Giants, New York Islanders, New Jersey Devils, Florida Panthers, Atlanta FC, Columbus Crew, Liverpool FC and G2 Esports, among many others. Mr. Tilliss is responsible for creating the framework for the league-wide financing facilities for the NBA, NFL, NHL and MLB. He also has extensive stadium/arena financing expertise having structured the financing for Oracle Park, American Airlines Center, Wembley Stadium, and has performed valuation, consulting and other activities for stadiums/arenas globally. Mr. Tilliss has executed capital raises for sports technology companies in the sports business services, software and media businesses and has invested in many of these companies. More specifically, he has evaluated and personally invested in sports ticketing, SaaS, esports teams and other related operating businesses.

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

Joseph D. Ragan III, one of our directors since January 5, 2021, has been serving as the President and Chief Investment Officer for Paper Excellence Group, a leading global paper and pulp producer with operations in the United States, Canada, Brazil and France, since February 2022, and served as its Global Chief Financial Officer from February 2020 to February 2022. Previously, from August 2018 to November 2019, Mr. Ragan served as Chief Financial Officer for Resideo/Honeywell Homes, a publicly traded global manufacturing and distribution firm primarily serving the thermostat and security markets. From May 2013 to August 2018, Mr. Ragan served as Chief Financial Officer for Ferroglobe PLC, a publicly traded manufacturer of metal alloys and other metallic products that was created through a merger of FerroAtlántica and Globe Specialty Metals forming a leading global silicon metals producer. Prior to that, he served as Chief Financial Officer at Boart Longyear, a publicly traded mining and manufacturing company, from September 2008 to May 2013, and UNICOM Government, Inc., previously known as GTSI, a publicly traded government contractor, from April 2006 to September 2008. He started his accounting career with Deloitte & Touche in the Washington, D.C. office in May 1990. Mr. Ragan holds an MS in Accounting from George Mason University and a BS in Accounting from The University of the State of New York. He is a licensed CPA in the Commonwealth of Virginia. Mr. Ragan also served in the US Army as a Military Intelligence Officer from October 1986 to May 1990. He currently serves as an Independent Director on the Board of Directors of USA Judo and also serves as its Audit Committee Chairman. Mr. Ragan is well qualified to serve on our board of directors because of his management and public company experience.

Jeff Bradley, one of our directors since April 5, 2021, has been working as an advisor to a number of private equity firms looking to potentially invest in the concrete drainage pipe industry since June 2019. Prior to that, he served as the CEO of Forterra (Nasdaq:FRTA), one of the largest U.S. manufacturers of water and drainage pipe and products serving the residential, commercial and highway infrastructure markets, from September 2015 until June 2019. Prior to joining Forterra, from June 2008 to August 2015, Mr. Bradley was the CEO of Globe Specialty Metals, a publicly traded producer of silicon metal and silicon-based alloys with operations in the US, Canada, South America, Africa and China. In June 2005, he became Executive Chairman and CEO of Claymont Steel, a U.S. custom steel plate producer. In December 2006, he led the initial public offering of the company’s equity and left the company in February 2008 after the sale of the business to Evraz, a large Russian steel & mining company. Prior to Claymont Steel, Bradley held numerous key roles at Worthington Industries, an NYSE listed company. Mr. Bradley holds a Bachelor of Science degree in Business Administration from Loyola University in Baltimore, MD.

Kevin Hyman, one of our directors since January 7, 2022, has served as the Chief Executive Officer of both Pivotal Post and EPS Cineworks, both premier editing equipment rental businesses, since May 2000. Prior to that, he served as the Head of Physical Production of both Focus Features, a division of Universal Pictures, and Miramax, a film production boutique that used to be owned by the Walt Disney Company, from March 1996 to July 2004. From 1989 to 1996, he also served as the Production Executive of Film Finances, a film completion bond company, where he supervised the completion bond process from start to finish, including closing the financing transactions, day to day oversight of production, and following through to delivery. Mr. Hyman received his Bachelor of Science degree with a focus on Accounting from University of Southern California.

Number, Terms of Office and Appointment of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Each of our directors currently holds office for a two-year term which may be reduced to one year following the Prime Focus Business Combination. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

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

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that Mr. Ragan, Mr. Bradley and Mr. Hyman are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Messrs. Bradley, Hyman and Ragan. Mr. Ragan serves as chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Ragan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Messrs. Bradley and Ragan. Mr. Ragan serves as chairman of the compensation committee.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who initially participate in the consideration and recommendation of director nominees are Mr. Ragan, Mr. Bradley and Mr. Hyman. In accordance with Rule 5605 of the Nasdaq rules, each of them is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, other than as disclosed herein, during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Delinquent Section 16(a) Reports

Our sponsor, Messrs. Kestenbaum and Tillis did not file a Form 4 on a timely basis in connection with the change in the form of beneficial ownership associated with the distribution of the placement units by our sponsor to certain of its members December 2021.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors has received any cash (or non-cash) compensation from us for services rendered to us. On January 21, 2022, our board of directors approved agreements to issue options for 25,000 of our Class A ordinary shares to each of Joseph D. Ragan III and Jeff Bradley promptly following the closing of the Prime Focus Business Combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 29,410,000 ordinary shares, consisting of (i) 23,660,000 Class A ordinary shares and (ii) 5,750,000 of our Class B ordinary shares, issued and outstanding as of March 1, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of Class A ordinary shares and of Class B ordinary shares vote together as a single class. Currently, all of the shares of Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
AKICV LLC (2)	--	--	5,750,000	100,00%	21.80%
Alan Kestenbaum (2)	330,000	1.39%	5,750,000	100.00%	20.67%
Robert Tilliss (2)(9)	165,000	*	5,750,000	100.00%	20.11%
Daniel Strauss (2)	--	--	--	--	--
Joseph D. Ragan III(7)	--	--	--	--	--
Jeff Bradley(7)	--	--	--	--	--
Kevin Hyman(2)	--	--	--	--	--
All directors and officers as a group (6 persons)	495,000	2.09%	5,750,000	100.00%	21.23%
Other 5% Holders
Empyrean Capital Overseas Master Fund, Ltd. (3)	1,225,000	5.18%			4.17%
Steven Horowitz(8)	165,000	*	5,750,000	100.00%	20.11%
Glazer Capital, LLC(4)	1,709,639	7.23%	--	--	5.81%
HGC Investment Management Inc.(5)	1,170,310	4.95%	--	--	3.98%
Citadel Advisors LLC (6)	1,469,942	6.21%	--	--	5.00%

*	less than 1%

(1)	Unless otherwise noted, the business address of our officers and directors is 9705 Collins Ave 1901N Bal Harbour, FL 33154.

(2)

Does not include 5,500,000 of our Class A ordinary shares that our sponsor agreed to subscribe and has right to direct the disposition of such shares subject to the subscription pursuant to a subscription agreement that we entered into with our sponsor on January 25, 2022. Class B ordinary shares are held by our sponsor, AKICV LLC, a limited liability company. Alan Kestenbaum and Robert Tilliss are the managing members of AKICV LLC and have voting and investment discretion with respect to the securities held of record by AKICV LLC. In addition, each of our officers is a member of our sponsor and accordingly has pecuniary interest in the Class B ordinary shares reported herein. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	According to a Schedule 13G filed with the SEC on January 25, 2021, the listed Class A ordinary shares are owned directly by Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”). Empyrean Capital Partners, LP (“ECP”), a Delaware limited partnership, which serves as investment manager to ECOMF with respect to the Class A Ordinary Shares directly held by ECOMF, and Mr. Amos Meron, who serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, with respect to the Class A Ordinary Shares directly held by ECOMF, may be deemed to be beneficial owners of such shares. The address of the business office of each such person is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(4)	According to a Schedule 13G filed with the SEC on February 14, 2022, the listed Class A ordinary shares are held by funds managed by Glazer Capital, LLC who, with its managing member Paul J. Glazer, may be deemed beneficial owners thereof. The principal business address of each reporting person is 50 West 55th Street, Suite 30A, New York, New York 10019.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2022, HGC Investment Management Inc. holds such shares on behalf of The HGC Fund LP as its investment manager. The principal business address of the reporting person is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

(6)	According to a Schedule 13G filed with the SEC on February 14, 2022, Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC, Citadel Securities LLC, Citadel Securities Group LP, Citadel Securities GP LLC and Mr. Kenneth Griffin may be deemed beneficial owners of such Class A ordinary shares. The principal business address for all such persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(7)	Does not include the options to purchase 25,000 of our Class A ordinary shares to be issued to each of Joseph D. Ragan III and Jeff Bradley promptly following the closing of the Prime Focus Business Combination.

(8)	Steven Horowitz is a member of our sponsor and by virtue of his agreements and understandings with Messers. Kestenbaum and Tilliss may be deemed to be a member of a group and therefore may be deemed to have beneficial ownership of securities reported herein.

(9)	Robert Tillis holds 165,000 of our Class A ordinary shares through Robert Tilliss GST Exempt 2020 Trust, a trust pursuant to which Robert Tilliss has a power of substitution enabling him to withdraw the these shares from the trust.

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

Our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. This loan was non-interest bearing, unsecured and was due at the earlier of June 30, 2021 or the closing of our initial public offering. The promissory note of $204,123 was repaid upon the closing of our initial public offering out of offering proceeds not held in the trust account and borrowings under this promissory note are no longer available.

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

Our sponsor has entered into a number of agreements in connection with the Prime Focus Business Combination Agreement, including the Prime Focus Business Combination Agreement, the Prime Focus Sponsor Support Agreement, a Prime Focus Subscription Agreement (with respect to 5,500,000 Class A ordinary shares for an aggregate subscription price of $55,000,000), the Prime Focus Backstop Agreement, all of which are described above in “Item 1. Business”. For more information, see “Item 1. Business – Prime Focus Business Combination Agreement”.

On January 21, 2022, our board of directors approved agreements to issue options for 25,000 of our Class A ordinary shares to each of Joseph D. Ragan III and Jeff Bradley promptly following the closing of the Prime Focus Business Combination.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees. For the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020, fees for Withum were approximately $116,536 and $15,450, respectively, for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2021 and 2020 financial statements included in this Report.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020, fees for Withum were approximately $4,893 and $0, respectively, for the services Withum performed in connection with tax return preparation for the period from September 24, 2020 (inception) through December 31, 2020.

All Other Fees. For the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

SPORTS VENTURES ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of

Sports Ventures Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sports Ventures Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from September 24, 2020 (inception) through December 31, 2020), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 8, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 1, 2022

PCAOB Number 100

SPORTS VENTURES ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Cash	$440,475	$—
Deferred offering costs	—	154,103
Prepaid expenses and other current assets	376,485	—
Total current assets	816,960
Other assets	6,189	—
Investments held in Trust Account	230,026,577	—
Total Assets	$230,849,726	$154,103

Liabilities, Commitments and Contingencies, and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable and offering costs	$653,838	$114,697
Due to related parties	117,453	21,666
Total current liabilities	771,291	136,363
Derivative warrant liabilities	4,811,441	—
Deferred underwriting discount	8,050,000	—
Total liabilities	13,632,732	136,363

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value, 23,000,000 and no shares issued and outstanding at redemption value of $10.00 per share at December 31, 2021 and 2020, respectively	230,000,000	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 660,000 and 0 shares issued and outstanding (excluding the 23,000,000 and no shares subject to possible redemption) at December 31, 2021 and 2020, respectively	66	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(12,783,647)	(7,260)
Total Shareholders’ (Deficit) Equity	(12,783,006)	17,740
Total Liabilities, Commitments and Contingencies, and Shareholders’ (Deficit) Equity	$230,849,726	$154,103

The accompanying notes are an integral part of these financial statements.

SPORTS VENTURES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from September 24, 2020 (inception) through December 31, 2020
Operating costs	$1,531,939	$7,260
Loss from operations	(1,531,939)	(7,260)

Other income (expense):
Interest earned on cash and investments held in Trust Account	26,577	—
Offering costs allocated to derivative warrant liabilities	(658,002)	—
Change in fair value of derivative warrant liabilities	7,098,895	—
Total other income, net	6,467,470	—

Net income (loss)	$4,935,531	$(7,260)

Basic and diluted weighted average shares outstanding of redeemable and non-redeemable Class A ordinary shares subject to possible redemption	23,206,247	—
Basic and diluted net income per share, redeemable and non-redeemable Class A ordinary shares subject to possible redemption	$0.17	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.17	$(0.00)

The accompanying notes are an integral part of these financial statements.

SPORTS VENTURES ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE

PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Retained Earnings/ Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — September 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(7,260)	(7,260)
Balance as of December 31, 2020	—	$—	5,750,000	$575	24,425	$(7,260)	$17,740

Sale of 660,000 Private Placement Units on January 8, 2021	660,000	66	—	—	6,267,372	—	6,267,438

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(6,291,797)	(17,711,918)	(24,003,715)

Net income	—	—	—	—	—	4,935,531	4,935,531
Balance — December 31, 2021	660,000	$66	5,750,000	$575	$—	$(12,783,647)	$(12,783,006)

The accompanying notes are an integral part of these financial statements.

SPORTS VENTURES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For The Period from September 24, 2020 (Inception) Through December 31,
	2021	2020

Cash Flows from Operating Activities:

Net income (loss)	$4,935,531	$(7,260)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(26,577)	—
Change in fair value of warrant liabilities	(7,098,895)	—
Offering costs allocated to warrant liabilities	658,002	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(376,485)	—
Other assets	(6,189)	—
Accounts payable and accrued expenses	693,244	7,260
Net cash used in operating activities	(1,221,369)	—

Cash Flows from Investing Activities:
Cash invested in Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	229,566,057	—
Proceeds from issuance of Private Placement Units	6,600,000	—
Borrowings from related party	131,855	—
Payment of borrowings from related party	(14,402)	—
Proceeds from note payable-related party	182,457	—
Payment of note payable-related party	(204,123)	—
Payment of underwriter discount	(4,600,000)	—
Net cash provided by financing activities	231,661,844	—

Net Change in Cash	440,475	—
Cash – Beginning of period	—	—
Cash – End of period	$440,475	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor under promissory note	$—	$15,585
Deferred offering costs included in accrued expenses	$—	$113,518
Deferred offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Deferred underwriting commissions payable charged to additional paid-in capital	$8,050,000	$—

The accompanying notes are an integral part of these financial statements.

SPORTS VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 24, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and since the IPO, searching for a target to complete its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments in the Company’s Trust Account and recognizes changes in the fair value of the derivative warrant liabilities as other income (expense).

On January 25, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Prime Focus World N.V., a public limited liability company incorporated in the Netherlands (“Prime Focus World”), PF Overseas Limited, a limited liability company incorporated in Mauritius, Prime Focus 3D Cooperatief U.A., a Dutch cooperative association and the Sponsor (see Note 10).

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

As reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2022, on January 25, 2022, the Company, Prime Focus World and Sponsor entered into the Backstop Agreement (the “Backstop Agreement”), pursuant to which, among other things, Sponsor has committed to utilize Sponsor’s reasonable commercial efforts to consummate the Common Equity Financing (as defined in the Business Combination Agreement) and committed to purchase the Company’s Class A Ordinary Shares in the Backstop Subscription at the Closing Stock Price solely for purposes of consummating the transactions contemplated hereby in an aggregate amount up to $350,000,000 less the commitments received from PIPE Investors (described below) (see note 10).

On January 25, 2022, concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) on substantially two forms with certain institutional and private investors (collectively, the “PIPE Investors”). The PIPE Investors have collectively subscribed at a purchase price of $10.00 per share and $168,000,000 in the aggregate for 16,800,000 shares of the Company’s Class A Ordinary Shares (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing (see Note 10.

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

Initial Business Combination

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer, if the Prime Focus Business Combination is not consummated. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash outside the Trust Account of $440,475 available for working capital needs. All remaining investments held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, pay tax obligations or to redeem ordinary shares. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

The Company anticipates that the $440,475 outside of the Trust Account as of December 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. However, until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and may use Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. We have until January 8, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 8, 2023.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information

Offering Costs Associated with IPO

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 23,000,000 and 0 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At December 31, 2021, the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,577,774)
Class A ordinary share issuance costs	(12,425,941)
Plus:
Accretion of carrying value to redemption value	24,003,715

Contingently redeemable Class A ordinary shares	$230,000,000

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 7,886,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the year ended December 31, 2021		For The Period from September 24, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$3,955,456	$980,075	$—	$(7,260)

Denominator:
Weighted-average shares outstanding	23,206,247	5,750,000	—	5,750,000

Basic and diluted net income (loss) per share	$0.17	$0.17	$—	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, (excluding the warrant liability) which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature.

Derivative Warrant Liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (January 8, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the Private Placement, which were previously charged to shareholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statements of operations.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or January 8, 2022 and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. (See Note 9)

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Articles of Association. In accordance with GAAP, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

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

Each Private Placement Unit was identical to the Units sold in the IPO, except for the Class A shares in these units which are non-redeemable and the Private Placement Warrants (see Note 9). If the Company does not complete its initial Business Combination by January 8, 2023, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of its public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Service Fee

The Company has agreed, commencing on January 6, 2021, to pay the Sponsor or its affiliate a monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon completion of a Business Combination or liquidation. During the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020, the Company recognized $118,387 and no expenses, respectively, in administrative service fee expense in the statements of operations, which is included in due to related party on the balance sheets as of December 31, 2021 and 2020.

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

Due to Related Parties

The Company owes $117,453 to related parties for the administrative service fee after a payment of $934. These amounts are non-interest bearing and are due on demand.

Related Party Loans

In order to finance transactions costs in connection with a Business Combination, post the Company’s IPO, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the working capital loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender at the time of the Business Combination. The Units would be identical to the Private Placement Units sold in the private placement. At December 31, 2021 and 2020, there were no amounts of working capital loans outstanding respectively.

NOTE 6 — RECURRING FAIR VALUE MEASUREMENTS

Investments Held in Trust Account

As of December 31, 2021, the investments in the Company’s Trust Account consisted of $230,026,577 invested in U.S. Money Market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Fair values of the Company’s investments in the Trust Account are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Derivative Warrant Liabilities

At December 31, 2021, the Company’s warrant liability was valued at $4,811,441. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Recurring Fair Value Measurements

Since all of the Company’s permitted investments consist of U.S. Money Market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The Company’s Public Warrants liability is based on quoted prices (unadjusted) with less volume and transaction frequency than active markets and is classified as a Level 2 valuation. The Company’s Private Placement Warrants are economically equivalent to the Company’s Public Warrants. For the period ending December 31, 2021 the Public Warrants were reclassified from a Level 3 to a Level 2 classification.

The following table presents fair value information as of December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. At December 31, 2020 the Company did not have any financial assets or liabilities that were accounted for at fair value on a recurring basis.

Description	Level	December 31, 2021
Assets:
Investments held in Trust – U.S. Money Market	1	$230,026,577
Liabilities:
Public Warrants	2	$4,676,667
Private Placement Warrants	2	$134,774

Measurement

On December 31, 2021 the Company valued the Public Warrants and Private Placement Warrants using traded prices.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

	Private Placement	Public	Warrant Liabilities
Fair value at December 31, 2020	$—	$—	$—
Initial value of warrant liability at January 8, 2021	332,562	11,577,774	11,910,336
Change in valuation inputs or other assumptions	(197,788)	(4,601,107)	(4,798,895)
Public warrants transfer to Level 2		(6,976,667)	(6,976,667)
Private placement warrants transfer to Level 2	(134,774)	—	(134,774)
Fair value at December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Public Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement at March 31, 2021 and the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement at December 31, 2021.

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

NOTE 8 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were 23,660,000 and 0 shares issued and outstanding, including 23,000,000 and 0 shares subject to redemption at December 31, 2021 and December 31, 2020, respectively.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. There were 5,750,000 shares of Class B ordinary shares issued and outstanding at December 31, 2021 and 2020.

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

NOTE 9 — WARRANTS

At December 31, 2021 and 2020, there were 7,666,667 and no Public Warrants outstanding and 220,000 and no Private Placement Warrants outstanding, respectively.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 25, 2022, the Company entered into a Business Combination Agreement with Prime Focus World N.V., a public limited liability company incorporated in the Netherlands, PF Overseas Limited, a limited liability company incorporated in Mauritius, Prime Focus 3D Cooperatief U.A., a Dutch cooperative association and the Sponsor.

On January 25, 2022, the Company, Prime Focus World and Sponsor entered into the Backstop Agreement, pursuant to which, among other things, Sponsor has committed to utilize Sponsor’s reasonable commercial efforts to consummate the Common Equity Financing (as defined in the Business Combination Agreement) and committed to purchase the Company’s Class A Ordinary Shares in the Backstop Subscription at the Closing Stock Price solely for purposes of consummating the transactions contemplated hereby in an aggregate amount up to $350,000,000 less the commitments received from PIPE Investors (described below).

On January 25, 2022, concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements on substantially two forms with PIPE Investors. The PIPE Investors have collectively subscribed at a purchase price of $10.00 per share and $168,000,000 in the aggregate for 16,800,000 shares of the Company’s Class A Ordinary Shares. The PIPE Investment will be consummated substantially concurrently with the Closing.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 5, 2021, by and between the Company and Deutsche Bank Securities Inc. (3)
2.1	Business Combination Agreement, dated as of January 25, 2022. (4)
3.1	Memorandum and Articles of Association. (1)
3.2	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Warrant Agreement, dated January 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.2	Specimen Unit Certificate. (2)
4.3	Specimen Class A Ordinary Share Certificate. (2)
4.4	Specimen Warrant Certificate. (2)
4.5	Description of Registered Securities.(5)
10.1	Letter Agreement, dated January 5, 2021, by and among the Company, its officers, directors, and AKICV LLC. (3)
10.2	Investment Management Trust Agreement, January 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration Rights Agreement, dated January 5, 2021, by and among the Company and certain security holders. (3)
10.4	Unit Subscription Agreement, dated January 5, 2021, by and between the Company and AKICV LLC. (3)
10.5	Administrative Services Agreement, dated January 5, 2021, by and between the Company and AKICV LLC. (3)
10.6	Promissory Note, dated as of October 5, 2020 issued to AKICV LLC (1)
10.7	Securities Subscription Agreement, dated October 5, 2020, between the Registrant and AKICV LLC. (1)
10.8	Sponsor Support Agreement, dated as of January 25, 2022. (4)
10.9	Backstop Agreement, dated as of January 25, 2022. (4)
10.10	Form of Subscription Agreement (Institutional Investors). (4)
10.11	Form of Subscription Agreement (Private Investors). (4)
10.12	Option Grant Notice, dated January 3, 2022, issued to Joseph D. Ragan III*
10.13	Option Grant Notice, dated January 3, 2022, issued to Jeffrey Bradley*
14	Form of Code of Ethics (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 9, 2020.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 22, 2020.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 11, 2021.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 25, 2022.

(5)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 30, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2022	Sports Ventures Acquisition Corp.

	By:	/s/ Alan Kestenbaum
	Name:	Alan Kestenbaum
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alan Kestenbaum	Chief Executive Officer and Chairman of the Board	March 1, 2022
Alan Kestenbaum	(Principal Executive Officer)

/s/ Robert Tilliss	Chief Financial Officer	March 1, 2022
Robert Tilliss	(Principal Financial and Accounting Officer)

/s/ Daniel Strauss	Chief Operating Officer	March 1, 2022
Daniel Strauss

/s/ Joseph D. Ragan III	Director	March 1, 2022
Joseph D. Ragan III

/s/ Jeff Bradley	Director	March 1, 2022
Jeff Bradley
/s/ Kevin Hyman	Director	March 1, 2022
Kevin Hyman