Form 10-Q
period 2022-03-31
Sports Ventures Acquisition Corp.
filed 2022-05-16
CIK 1826574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 23,660,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SPORTS VENTURES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

Item 1. Financial Statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash	$140,948	$440,475
Prepaid expenses and other current assets	342,349	376,485
Total current assets	483,297	816,960

Other assets	—	6,189
Investments held in Trust Account	230,048,446	230,026,577
Total Assets	$230,531,743	$230,849,726

Liabilities, Commitments and Contingencies, and Shareholders’ Deficit
Current liabilities:
Accounts payable and offering costs	$2,510,720	$653,838
Due to related parties	147,453	117,453
Total current liabilities	2,658,173	771,291

Derivative warrant liabilities	9,464,965	4,811,441
Deferred underwriting discount	8,050,000	8,050,000
Total liabilities	20,173,138	13,632,732

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 23,000,000 shares issued and outstanding at redemption value of $10.00 per share	230,000,000	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 660,000 shares issued and outstanding (excluding the 23,000,000 shares subject to possible redemption)	66	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(19,642,036)	(12,783,647)
Total Shareholders’ Deficit	(19,641,395)	(12,783,006)
Total Liabilities, Commitments and Contingencies, and Shareholders’ Deficit	$230,531,743	$230,849,726

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Operating costs	$2,226,734	$172,274
Loss from operations	(2,226,734)	(172,274)

Other income (expense):
Interest earned on cash and investments held in Trust Account	21,869	10,410
Offering costs allocated to warrant liabilities	—	(658,002)
Change in fair value of warrant liabilities	(4,653,524)	4,732,278
Total other income (expense), net	(4,631,655)	4,084,686

Net income (loss)	$(6,858,389)	$3,912,412

Basic and diluted weighted average shares outstanding of Class A ordinary shares	23,660,000	21,799,101
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.23)	$0.14
Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.23)	$0.14

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	660,000	$66	5,750,000	$575	$—	$(12,783,647)	$(12,783,006)

Net loss	—	—	—	—	—	(6,858,389)	(6,858,389)

Balance — March 31, 2022	660,000	$66	5,750,000	$575	$—	$(19,642,036)	$(19,641,395)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$(7,260)	$17,740

Sale of 660,000 Private Placement Units on January 8, 2021	660,000	66	—	—	6,267,372	—	6,267,438

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(6,291,797)	(17,711,918)	(24,003,715)

Net income	—	—	—	—	—	3,912,412	3,912,412

Balance as of March 31, 2021	660,000	$66	5,750,000	$575	—	$(13,806,766)	$(13,806,125)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$(6,858,389)	$3,912,412
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(21,869)	(10,410)
Change in fair value of warrant liabilities	4,653,524	(4,732,278)
Offering costs allocated to warrant liabilities	—	658,002
Changes in operating assets and liabilities:
Prepaid expenses	40,325	(735,657)
Accounts payable and accrued expenses	1,856,882	48,914
Net cash used in operating activities	(329,527)	(859,017)

Cash Flows from Investing Activities:
Cash invested in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	—	229,566,057
Proceeds from issuance of Private Placement Units	—	6,600,000
Borrowings from related party	30,000	28,387
Payment of borrowings from related party	—	(934)
Proceeds from note payable-related party	—	182,457
Payment of note payable-related party	—	(204,123)
Payment of underwriter discount	—	(4,600,000)
Net cash provided by financing activities	30,000	231,571,844

Net Change in Cash	(299,527)	712,827
Cash – Beginning of period	440,475	—
Cash – End of period	$140,948	$712,827

Supplemental disclosure of cash flow information:
Deferred underwriting commissions payable charged to additional paid-in capital	$—	$8,050,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 24, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below and since the IPO, searching for a target to complete its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments in the Company’s Trust Account and recognizes changes in the fair value of the derivative warrant liabilities as other income (expense).

On January 25, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Prime Focus World N.V., a public limited liability company incorporated in the Netherlands (“Prime Focus World”), PF Overseas Limited, a limited liability company incorporated in Mauritius, Prime Focus 3D Cooperatief U.A., a Dutch cooperative association and the Sponsor (see Note 7).

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

On January 25, 2022, the Company, Prime Focus World and the Sponsor entered into the Backstop Agreement (the “Backstop Agreement”), pursuant to which, among other things, the Sponsor has committed to utilize the Sponsor’s reasonable commercial efforts to consummate the Common Equity Financing (as defined in the Business Combination Agreement) and committed to purchase the Company’s Class A Ordinary Shares in the Backstop Subscription at the Closing Stock Price solely for purposes of consummating the transactions contemplated hereby in an aggregate amount up to $350,000,000 less the commitments received from PIPE Investors (described below) (see Note 7).

On January 25, 2022, concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) on substantially two forms with certain institutional and private investors (collectively, the “PIPE Investors”). The PIPE Investors have collectively subscribed at a purchase price of $10.00 per share and $168,000,000 in the aggregate for 16,800,000 shares of the Company’s Class A Ordinary Shares (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the closing of the business combination with Prime Focus World (the “Closing”) (see Note 7).

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had cash outside the Trust Account of $140,948 available for working capital needs. All remaining investments held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, to pay tax obligations or to redeem ordinary shares. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until January 8, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 8, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 1, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs amounted to $13,083,943 of which $658,002 were allocated to the warrant liabilities and expensed immediately and $12,425,941 were charged to temporary equity upon completion of the IPO and the exercise of the over-allotment option.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,577,774)
Class A ordinary share issuance costs	(12,425,941)
Plus:
Accretion of carrying value to redemption value	24,003,715
Contingently redeemable Class A ordinary shares	$230,000,000

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 7,886,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(5,517,493)	$(1,340,896)	$3,095,820	$816,592

Denominator:
Weighted-average shares outstanding	23,660,000	5,750,000	21,799,101	5,750,000

Basic and diluted net income (loss) per share	$(0.23)	$(0.23)	$0.14	$0.14

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, (excluding the warrant liability) which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

The Company’s results of operations and ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and the Company’s ability to complete an initial business combination.

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

Administrative Service Fee

The Company has agreed, commencing on January 6, 2021, to pay the Sponsor or its affiliate a monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon completion of a Business Combination or liquidation. For the three months ended March 31, 2022 and 2021, the Company recognized $30,000 and $27,453 expenses, respectively, in administrative service fee expense in the unaudited condensed statements of operations.

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

Due to Related Parties

At March 31, 2022 and December 31, 2021, the Company owed $147,453 and $117,453, respectively, to related parties for the administrative service fee after a payment of $934 was made in March 2021. These amounts are non-interest bearing and are due on demand.

Related Party Loans

In order to finance transactions costs in connection with a Business Combination, post the Company’s IPO, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the working capital loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender at the time of the Business Combination. The Units would be identical to the Private Placement Units sold in the private placement. At March 31, 2022 and December 31, 2021, there were no amounts of working capital loans outstanding respectively.

NOTE 6 — RECURRING FAIR VALUE MEASUREMENTS

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the investments in the Company’s Trust Account consisted of $230,048,446 and $230,026,577 invested in U.S. Money Market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Fair values of the Company’s investments in the Trust Account are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Derivative Warrant Liabilities

At March 31, 2022 and December 31, 2021, the Company’s warrant liability was valued at $9,464,965 and $4,811,441. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Recurring Fair Value Measurements

Since all of the Company’s permitted investments consist of U.S. Money Market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The Company’s Public Warrants liability is based on unadjusted quoted prices in an active market for identical assets or liabilities that the Company has the ability to access. The Company’s Private Placement Warrants are economically equivalent to the Company’s Public Warrants. For the period ending March 31, 2021 the Public Warrants were reclassified from a Level 3 to a Level 1 classification.

The following table presents fair value information as of March 31, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust – U.S. Money Market	1	$230,048,446	$230,026,577
Liabilities:
Public Warrants	2	$9,200,000	$4,676,667
Private Placement Warrants	2	$264,965	$134,774

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

Fair value at December 31, 2020	$-
Initial value at January 8, 2021	11,910,336
Public Warrants reclassified to level 1 (1)	(6,976,667)
Change in fair value	(4,732,278)
Fair Value at March 31, 2021	$201,391

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

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

Business Combination Agreement

On January 25, 2022, the Company entered into a Business Combination Agreement with Prime Focus World N.V., a public limited liability company incorporated in the Netherlands, PF Overseas Limited, a limited liability company incorporated in Mauritius, Prime Focus 3D Cooperatief U.A., a Dutch cooperative association and the Sponsor.

Backstop Agreement

On January 25, 2022, the Company, Prime Focus World and Sponsor entered into the Backstop Agreement, pursuant to which, among other things, the Sponsor has committed to utilize the Sponsor’s reasonable commercial efforts to consummate the Common Equity Financing (as defined in the Business Combination Agreement) and committed to purchase all of the Company’s Class A Ordinary Shares in the Backstop Subscription at the Closing Stock Price solely for purposes of consummating the transactions contemplated hereby in an aggregate amount up to $350,000,000 less the commitments received from PIPE Investors (described below).

Subscription Agreement

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

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 23,660,000 shares issued and outstanding, including 23,000,000 shares subject to redemption at March 31, 2022 and December 31, 2021.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. There were 5,750,000 shares of Class B ordinary shares issued and outstanding at March 31, 2022 and December 31, 2021.

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

NOTE 9 — WARRANTS

At March 31, 2022 and December 31, 2021, there were 7,666,667 Public Warrants outstanding and 220,000 Private Placement Warrants outstanding, respectively.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report on Form 10-Q (the “Report”) to “we,” “us” or the “Company” refer to Sports Ventures Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to AKICV LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s our final prospectus dated January 5, 2021, our Quarterly Report filed on Form 10-Q with the SEC on June 10, 2021 and the Amendment No. 1 to our Quarterly Report on Form 10-Q/A, filed with the SEC on February 3, 2022, respectively. For additional risks relating to Prime Focus World and the Prime Focus Business Combination, see the proxy statement to be filed by the Company in connection with shareholder approval of the Prime Focus Business Combination. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Prime Focus Business Combination (as defined below), Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Recent Developments

On January 25, 2022, we entered into a business combination agreement with Prime Focus World N.V., a public limited liability company incorporated in the Netherlands (“Prime Focus World”), PF Overseas Limited, a limited liability company incorporated in Mauritius (“PF Overseas”), Prime Focus 3D Cooperatief U.A., a Dutch cooperative association (“Prime Focus 3D”) and our sponsor (the “Prime Focus Business Combination Agreement”). The Prime Focus Business Combination Agreement provides that, upon the terms and subject to the conditions thereof, the following transactions will occur as part of the business combination contemplated by the Prime Focus Business Combination Agreement (the “Prime Focus Business Combination”): (i) the Company and the stockholders of Prime Focus World will consummate the transfer of all of the ordinary and preferred shares of Prime Focus World to the Company in exchange for Class A ordinary shares (the “Prime Focus Company Exchange”), pursuant to which the Company will acquire from the Prime Focus World stockholders, and the Prime Focus World stockholders will transfer, convey and deliver to the Company, all of the ordinary and preferred shares of Prime Focus World issued and outstanding as of immediately prior to the Prime Focus Company Exchange, and each Prime Focus World stockholder shall receive, in consideration for such transfer, conveyance and delivery of each Prime Focus World share, a number of Class A ordinary shares equal to such Prime Focus World stockholder’s portion of the consideration to which such Prime Focus World stockholder is entitled in accordance with the Business Combination Agreement and (ii) effective as of the time of the Prime Focus Company Exchange, any outstanding options to purchase Prime Focus World shares shall be exchanged for options to purchase Class A ordinary shares of the Company, as further described in the Prime Focus Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through March 31, 2022 were organizational activities and following the initial public offering activities necessary to identifying a target company for and consummating an initial business combination, including the Prime Focus Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generated and will continue to generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”) and will recognize unrealized gains or losses from changes in the fair values of our warrant liability. We incurred and will continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $6,858,389 which consisted of general and administrative expense of $2,226,734 and unrealized loss of $4,653,524 from the change in the fair value of our derivative warrant liabilities, partially offset by interest earned on our investments of $21,869.

For the three months ended March 31, 2021, we had net income of $3,912,412 which consisted of an unrealized gain of $4,732,278 from the change in the fair value of our derivative warrant liabilities and interest earned on our investments of $10,410, partially offset by general and administrative expense of $172,274 and transaction costs associated with the derivative warrant liabilities of $658,002.

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

As of March 31, 2022, we had investments held in the Trust Account of $230,048,446 consisting of money market funds. Income on the balance in the Trust Account may be used to pay taxes. Through March 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes.

As of March 31, 2022, we had cash outside the Trust Account of $140,948 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for use, prior to an initial business combination, and is restricted for use either in an initial business combination, pay tax obligations or to redeem ordinary shares.

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

For the three months ended March 31, 2022, cash used in operating activities was $329,527. Net loss of $6,858,389 was impacted by an unrealized non-cash loss on the change in the fair value of our warrant liability of $4,653,524, net increases in operating assets and liabilities of $1,897,207 and interest earned on our Trust Account of $21,869.

For the three months ended March 31, 2021, cash used in operating activities was $859,017. Net income of $3,912,412 was impacted by an unrealized non-cash gain on the change in the fair value of our warrant liability of $4,732,278, net decrease in operating assets and liabilities of $686,743 and interest earned on our Trust Account of $10,410, partially offset by transaction costs allocated to the warrant liability of $658,002.

With funds raised from our initial public offering, we invested $230,000,000 as our investing activities.

We raised $231,571,844 from financing activities, primarily related to the initial public offering. Amounts included $229,566,057 proceeds from the sale of our public units, net of offering costs from our initial public offering and $6,600,000 proceeds from the issuance of placement units, partially offset be $4,600,000 in payments for underwriting discounts.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our financial position may be materially adversely affected. Additionally, our ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. Our ability to consummate the Prime Focus Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Our results of operations and our ability to complete the Prime Focus Business Combination may also be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete the Prime Focus Business Combination.

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

Class A Ordinary Shares subject to Possible Redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets.

Net Income per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 7,886,667 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Report, there have been no material changes, except for what were described below, with respect to those risk factors contained in our final prospectus dated January 5, 2021, our Quarterly Report filed on Form 10-Q with the SEC on June 10, 2021 and the Amendment No. 1 to our Quarterly Report on Form 10-Q/A, filed with the SEC on February 3, 2022, respectively. For additional risks relating to Prime Focus World and the Prime Focus Business Combination, see the proxy statement filed by the Company in connection with shareholder approval of the Prime Focus Business Combination. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Military conflict in Ukraine could make it more difficult for us to consummate the Prime Focus Business Combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to consummate the Prime Focus Business Combination on acceptable commercial terms or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate the Prime Focus Business Combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate the Prime Focus Business Combination.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete the Prime Focus Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of the Prime Focus Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete the Prime Focus Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete the Prime Focus Business Combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete the Prime Focus Business Combination, and may constrain the circumstances under which we could complete the Prime Focus Business Combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

None.

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

SPORTS VENTURES ACQUISITION CORP.

Date: May 16, 2022	/s/ Alan Kestenbaum
	Name:	Alan Kestenbaum
	Title:	Chief Executive Officer, (Principal Executive Officer)

Date: May 16, 2022	/s/ Robert Tilliss
	Name:	Robert Tilliss
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)