Form 10-Q
period 2022-06-30
Sports Ventures Acquisition Corp.
filed 2022-08-15
CIK 1826574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 15, 2022, there were 23,660,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

SPORTS VENTURES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$25,734	$440,475
Prepaid expenses and other current assets	231,111	376,485
Total current assets	256,845	816,960

Other assets	—	6,189
Investments held in Trust Account	230,353,340	230,026,577
Total Assets	$230,610,185	$230,849,726

Liabilities, Commitments and Contingencies, and Shareholders’ Deficit
Current liabilities:
Accounts payable and offering costs	$3,301,874	$653,838
Due to related parties	177,453	117,453
Total current liabilities	3,479,327	771,291

Derivative warrant liabilities	605,696	4,811,441
Deferred underwriting discount	8,050,000	8,050,000
Total liabilities	12,135,023	13,632,732

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 23,000,000 shares issued and outstanding at redemption value of $10.02 and $10.00 per share at June 30, 2022 and December 31, 2021, respectively	230,353,340	230,000,000

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 660,000 shares issued and outstanding (excluding the 23,000,000 shares subject to possible redemption)	66	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,878,819)	(12,783,647)
Total Shareholders’ Equity (Deficit)	(11,878,178)	(12,783,006)
Total Liabilities, Commitments and Contingencies, and Shareholders’ Equity (Deficit)	$230,610,185	$230,849,726

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating costs	$1,047,606	$270,644	$3,274,340	$442,918
Loss from operations	(1,047,606)	(270,644)	(3,274,340)	(442,918)

Other income (expense):
Interest earned on investments held in Trust Account	304,894	8,348	326,763	18,758
Offering costs allocated to warrant liabilities	—	—	—	(658,002)
Change in fair value of warrant liabilities	8,859,269	(631,062)	4,205,745	4,101,216
Total other income (expense), net	9,164,163	(622,714)	4,532,508	3,461,972

Net income (loss)	$8,116,557	$(893,358)	$1,258,168	$3,019,054

Basic and diluted weighted average shares outstanding of Class A ordinary shares	23,660,000	23,000,000	23,660,000	22,105,556
Basic and diluted net income (loss) per share, Class A ordinary shares subject	$0.28	$(0.03)	$0.04	$0.11
Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,750,000	6,410,000	5,750,000	6,384,333
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.28	$(0.03)	$0.04	$0.11

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	660,000	$66	5,750,000	$575	$—	$(12,783,647)	$(12,783,006)

Net loss	—	—	—	—	—	(6,858,389)	(6,858,389)

Balance as of March 31, 2022	660,000	$66	5,750,000	$575	—	$(19,642,036)	$(19,641,395)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(353,340)	(353,340)

Net income	—	—	—	—	—	8,116,557	8,116,557

Balance as of June 30, 2022	660,000	$66	5,750,000	$575	$—	$(11,878,819)	$(11,878,178)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

							Total
	Class A		Class B		Additional		Shareholders’
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$(7,260)	$17,740

Sale of 660,000 Private Placement Units on January 8, 2021	660,000	66	—	—	6,267,372	—	6,267,438

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(6,291,797)	(17,711,918)	(24,003,715)

Net income	—	—	—	—	—	3,912,412	3,912,412

Balance as of March 31, 2021	660,000	$66	5,750,000	575	$—	$(13,806,766)	$(13,806,125)

Net loss	—	—	—	—	—	(893,358)	(893,358)

Balance as of June 30, 2021	660,000	$66	5,750,000	575	$—	$(14,700,124)	$(14,699,483)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$1,258,168	$3,019,054
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(326,763)	(18,758)
Change in fair value of warrant liabilities	(4,205,745)	(4,101,216)
Offering costs allocated to warrant liabilities	—	658,002
Changes in operating assets and liabilities:
Prepaid expenses and other assets	151,563	(623,156)
Accounts payable and accrued expenses	2,648,036	71,191
Net cash used in operating activities	(474,741)	(994,883)

Cash Flows from Investing Activities:
Cash invested in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	—	229,566,057
Proceeds from issuance of Private Placement Units	—	6,600,000
Borrowings from related party	60,000	63,587
Payment of borrowings from related party	—	(934)
Proceeds from note payable-related party	—	182,457
Payment of note payable-related party	—	(204,123)
Payment of underwriter discount	—	(4,600,000)
Net cash provided by financing activities	60,000	231,607,044

Net Change in Cash	(414,741)	612,161
Cash – Beginning of period	440,475	—
Cash – End of period	$25,734	$612,161

Supplemental disclosure of cash flow information:
Deferred underwriting commissions payable charged to additional paid-in capital	$—	$8,050,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 24, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO” or “Initial Public Offering”), which is described below and since the IPO, searching for a target to complete its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments in the Company’s Trust Account and recognizes changes in the fair value of the derivative warrant liabilities as other income (expense).

The Company’s sponsor is AKICV LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The Registration Statement on Form S-1 for the Company’s IPO, initially filed with the SEC (as defined below) on October 9, 2020, as amended, was declared effective January 5, 2021 (File No. 333-249392) (the “Registration Statement”). On January 8, 2021, the Company consummated its IPO of 23,000,000 units (“Units”), including 3,000,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

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

Trust Account

Following the closing of the IPO on January 8, 2021, $230,000,000 (approximately $10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), the proceeds from this IPO and the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation and (iii) the redemption of all of its public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of this IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third-party (other than the Company’s independent auditors) for services rendered or products sold to us, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, The Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. We have not asked the Sponsor to reserve for such obligations.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had cash outside the Trust Account of $25,734 available for working capital needs and a working capital deficit of $3,222,482. All investments held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, to pay tax obligations or to redeem ordinary shares. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5; see Note 5).

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-14”), the Company’s management has determined that its liquidity and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until January 8, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 8, 2023. Management continues to evaluate potential Business Combination opportunities and will continue to do so.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 1, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Making estimates requires the Company’s management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which the Company’s management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the derivative warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information

Offering Costs Associated with IPO

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs amounted to $13,083,943 of which $658,002 were allocated to the warrant liabilities and expensed immediately and $12,425,941 were charged to temporary equity upon completion of the IPO and the exercise of the over-allotment option.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480. “Distinguishing Liabilities from Equity” (“ASC 480”), Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,577,774)
Class A ordinary share issuance costs	(12,425,941)
Plus:
Accretion of carrying value to redemption value	24,003,715
Class A ordinary shares subject to possible redemption as of December 31, 2021	$230,000,000
Plus:
Accretion of carrying value to redemption value	353,340
Class A ordinary shares subject to possible redemption as of June 30, 2022	$230,353,340

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 7,886,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$6,529,675	$1,586,882	$(698,648)	$(194,710)

Denominator:
Weighted-average shares outstanding	23,660,000	5,750,000	23,000,000	6,410,000

Basic and diluted net income (loss) per share	$0.28	$0.28	$(0.03)	$(0.03)

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,012,181	$245,987	$2,342,511	$676,543

Denominator:
Weighted-average shares outstanding	23,660,000	5,750,000	22,105,556	6,384,333

Basic and diluted net income per share	$0.04	$0.04	$0.11	$0.11

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities (excluding the warrant liability), which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature.

Derivative Warrant Liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company’s derivative instruments are recorded at fair value as of the IPO (January 8, 2021) and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC Topic 820, Fair Value Measurement, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change. In accordance with ASC Topic 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the Private Placement should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the unaudited condensed statements of operations.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Risks and Uncertainties

The Company’s management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or January 8, 2022 and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. (See Note 9)

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Articles of Association. In accordance with GAAP, which has been codified in ASC Topic 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

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

The Sponsor has agreed not to transfer, assign or sell any of their founder shares until the earliest of (a) one year after the completion of an initial Business Combination and (b) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading-day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of its public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Service Fee

The Company has agreed, commencing on January 6, 2021, to pay the Sponsor or its affiliate a monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon completion of a Business Combination or liquidation. For the three and six months ended June 30, 2022, the Company recognized $30,000 and $60,000 expenses, respectively, in administrative service fee expense in the unaudited condensed statements of operations. For the three and six months ended June 30, 2021, the Company recognized $30,000 and $57,453 expenses, respectively, in administrative service fee expense in the unaudited condensed statements of operations. Amounts due for the administrative service fee are included in due to related parties on the unaudited condensed balance sheets. At June 30, 2022 and December 31, 2021, the Company owed $60,000 and $118,387 for the administrative service fee, respectively.

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

Due to Related Parties

At June 30, 2022 and December 31, 2021, the Company owed $177,453 and $117,453, respectively, to related parties for the administrative service fee after a payment of $934 was made in March 2021. These amounts are non-interest bearing and are due on demand.

Related Party Loans

In order to finance transactions costs in connection with a Business Combination, post the Company’s IPO, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the working capital loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender at the time of the Business Combination. The Units would be identical to the Private Placement Units sold in the private placement. At June 30, 2022 and December 31, 2021, there were no amounts of working capital loans outstanding.

NOTE 6 — RECURRING FAIR VALUE MEASUREMENTS

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the investments in the Company’s Trust Account consisted of $230,353,340 and $230,026,577, respectively, invested in U.S. Money Market funds. The Company considers all investments with original maturities of more than six months but less than one year to be short-term investments.

Fair values of the Company’s investments in the Trust Account are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Derivative Warrant Liabilities

At June 30, 2022 and December 31, 2021, the Company’s warrant liability was valued at $605,696 and $4,811,441, respectively. Under the guidance in ASC Topic 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

Recurring Fair Value Measurements

Since all of the Company’s permitted investments consist of U.S. money market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The Company’s public warrants (the “Public Warrants”) liability is based on unadjusted quoted prices in an active market for identical assets or liabilities that the Company has the ability to access. The Company’s Private Placement Warrants are economically equivalent to the Company’s Public Warrants. For the period ending June 30, 2021 the Public Warrants were reclassified from a Level 3 to a Level 1 classification.

The following table presents fair value information as of June 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust – U.S. Money Market	1	$230,353,340	$230,026,577
Liabilities:
Public Warrants	1	$588,800	$4,676,667
Private Placement Warrants	2	$16,896	$134,774

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

Fair value at December 31, 2020	$—
Initial value at January 8, 2021	11,910,336
Public Warrants reclassified to Level 1	(6,976,667)
Change in fair value	(4,798,895)
Private placement warrants transfer to Level 2	(134,774)
Fair value at December 31, 2021	$—

Transfers to/from Levels 1, 2 and 3 were recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement at March 31, 2021 and the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement at December 31, 2021. There were no transfers to/from Level 3 during the three and six months ended June 30, 2022.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus to purchase up to additional 3,000,000 units to cover over-allotments, if any, at $10.00 per Unit. Simultaneously with the closing of the IPO on January 8, 2021, the underwriters fully exercised the over-allotment option to purchase 3,000,000 Units, generating an aggregate of gross proceeds of $30,000,000.

On January 8, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, $4,600,000 in the aggregate, in connection with the IPO. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5%, or $8,050,000, of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

Business Combination Agreement

On January 25, 2022, the Company entered into a business combination agreement (the “Prime Focus Business Combination Agreement) with Prime Focus World N.V., a public limited liability company incorporated in the Netherlands (“DNEG”), PF Overseas Limited, a limited liability company incorporated in Mauritius, Prime Focus 3D Cooperatief U.A., a Dutch cooperative association and the Sponsor (collectively, the “Parties”).

On June 15, 2022, the Parties entered into a termination and settlement Agreement (the “Termination Agreement”), pursuant to which, the Parties mutually agreed to terminate the Prime Focus Business Combination Agreement. The termination of the Prime Focus Business Combination Agreement became effective as of such date.

As a result of the Termination Agreement, the Prime Focus Business Combination Agreement is of no further force and effect, the Parties have released all existing claims that they may presently have against one another arising out of the Prime Focus Business Combination Agreement, and the agreements entered into in connection with the Prime Focus Business Combination Agreement, including, but not limited to, (i) the amended and restated registration rights agreement, by and among the Company and holders set forth on Exhibit A thereto, (ii) the sponsor support agreement, by and among the Company, DNEG and the Sponsor, (iii) the backstop agreement, by and among the Company, DNEG and the Sponsor, (iv) the Stockholder support agreements, (v) the PFL agreement and (vi) the subscription agreements by and among the Company and certain institutional and private investors, in each case as defined in the Prime Focus Business Combination Agreement, have also been terminated and are no longer be effective, as applicable, in accordance with their respective terms. In connection with the execution of the Termination Agreement, DNEG has paid a fee equal to $1,500,000 to the Sponsor.

The Company will consider other acquisition opportunities, while recognizing existing market conditions and the limited remaining time for the Company to consummate a Business Combination, which must occur by January 5, 2023.

NOTE 8 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 23,660,000 shares issued and outstanding, including 23,000,000 shares subject to redemption at June 30, 2022 and December 31, 2021.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. There were 5,750,000 shares of Class B ordinary shares issued and outstanding at June 30, 2022 and December 31, 2021.

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

NOTE 9 — WARRANTS

At June 30, 2022 and December 31, 2021, there were 7,666,667 Public Warrants outstanding and 220,000 Private Placement Warrants outstanding.

Each whole warrant entitles the holder to purchase one share of the Company’s Class A ordinary shares at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20-trading-day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price, described below, will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading-day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Report”) to “we,” “us” or the “Company” refer to Sports Ventures Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to AKICV LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Recent Developments

On January 25, 2022, we entered into a business combination agreement with DNEG, PF Overseas Limited, a limited liability company incorporated in Mauritius, Prime Focus 3D Cooperatief U.A., a Dutch cooperative association and our Sponsor. The Prime Focus Business Combination Agreement provided that, upon the terms and subject to the conditions thereof, the following transactions would occur as part of the Business Combination contemplated by the Prime Focus Business Combination Agreement: (i) we and the stockholders of DNEG would consummate the transfer of all of the ordinary and preferred shares of DNEG to us in exchange for Class A ordinary shares (the “Prime Focus Company Exchange”), pursuant to which we would acquire from the DNEG stockholders, and the DNEG stockholders would transfer, convey and deliver to us, all of the ordinary and preferred shares of DNEG issued and outstanding as of immediately prior to the Prime Focus Company Exchange, and each DNEG stockholder would receive, in consideration for such transfer, conveyance and delivery of each DNEG share, a number of Class A ordinary shares equal to such DNEG stockholder’s portion of the consideration to which such DNEG stockholder was entitled in accordance with the Prime Focus Business Combination Agreement and (ii) effective as of the time of the Prime Focus Company Exchange, any outstanding options to purchase DNEG shares shall be exchanged for options to purchase our Class A ordinary shares, as further described in the Prime Focus Business Combination Agreement.

On June 15, 2022, the Parties entered into the Termination Agreement, pursuant to which, the Parties mutually agreed to terminate the Prime Focus Business Combination Agreement. The termination of the Prime Focus Business Combination Agreement became effective as of such date.

As a result of the Termination Agreement, the Prime Focus Business Combination Agreement is of no further force and effect, the Parties have released all existing claims that they may presently have against one another arising out of the Prime Focus Business Combination Agreement, and the agreements entered into in connection with the Prime Focus Business Combination Agreement, including, but not limited to, (i) the amended and restated registration rights agreement, by and among us and holders set forth on Exhibit A thereto, (ii) the sponsor support agreement, by and among us, DNEG and the Sponsor, (iii) the backstop agreement, by and among us, DNEG and the Sponsor, (iv) the stockholder support agreements, (v) the PFL agreement and (vi) the subscription agreements by and among us and certain institutional and private investors, in each case as defined in the Prime Focus Business Combination Agreement, have also been terminated and are no longer be effective, as applicable, in accordance with their respective terms. In connection with the execution of the Termination Agreement, DNEG has paid a fee equal to $1,500,000 to the Sponsor.

We will consider other acquisition opportunities, however, it recognizes the existing market conditions and the limited remaining time for the Company to consummate a Business Combination, which must occur by January 5, 2023, may constrain its ability to complete an alternative transaction.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through June 30, 2022 were organizational activities and following the initial public offering activities necessary to identifying a target company for and consummating an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generated and will continue to generate non-operating income in the form of interest income on investments held in the Trust Account and will recognize unrealized gains or losses from changes in the fair values of our warrant liability. We incurred and will continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $8,116,557 which consisted of interest earned on our investments of $304,894 and unrealized gain of $8,859,269 from the change in the fair value of our derivative warrant liabilities, partially offset by general and administrative expense of $1,047,606.

For the six months ended June 30, 2022, we had net income of $1,258,168 which consisted of interest earned on our investments of $326,763 and unrealized gain of $4,205,745 from the change in the fair value of our derivative warrant liabilities, partially offset by general and administrative expense of $3,274,340.

For the three months ended June 30, 2021, we had a net loss of $893,358 which consisted of an unrealized loss of $631,062 from the change in the fair value of our warrant liability and general administrative expenses of $270,644, partially offset by interest earned on our investments of $8,348.

For the six months ended June 30, 2021, we had net income of $3,019,054 which consisted of an unrealized gain of $4,101,216 from the change in the fair value of our warrant liability and interest earned on our investments of $18,758 partially offset by general administrative expenses of $442,918 and $658,002 of offering costs allocated to the warrant liability.

Liquidity and Capital Resources

On January 8, 2021, we consummated our Initial Public Offering of 23,000,000 Units at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 660,000 Private Placement Units, at a price of $10.00 per Private Placement Unit. Each Private Placement Unit consists of one Class A ordinary share, and one-third redeemable warrant, each whole warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, generating gross proceeds of $6,600,000.

Following the closing of our Initial Public Offering on January 8, 2021, $230,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in our Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account and invested in U.S. government securities.

As of June 30, 2022, we had investments held in the Trust Account of $230,353,340 consisting of money market funds.

As of June 30, 2022, we had cash outside the Trust Account of $25,734 available for working capital needs. All investments held in the Trust Account is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in an initial Business Combination, pay tax obligations or to redeem ordinary shares.

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

For the six months ended June 30, 2022, cash used in operating activities was $474,741. Net income of $1,258,168 was impacted by an unrealized non-cash gain on the change in the fair value of our warrant liability of $4,205,745, interest earned on our Trust Account of $326,763 and cash provided in operating assets and liabilities of $2,799,599.

For the six months ended June 30, 2021, cash used in operating activities was $994,883. Net income of $3,019,054 was impacted by an unrealized non-cash gain on the change in the fair value of our warrant liability of $4,101,216, cash used in operating assets and liabilities of $551,965 and interest earned on our Trust Account of $18,758, partially offset by transaction costs allocated to the warrant liability of $658,002.With funds raised from our Initial Public Offering, we invested $230,000,000 as our investing activities.

We raised $231,607,044 from financing activities, primarily related to the Initial Public Offering. Amounts included $229,566,057 proceeds from the sale of our public Units, net of offering costs from our Initial Public Offering and $6,600,000 proceeds from the issuance of the Private Placement Unit s, partially offset be $4,600,000 in payments for underwriting discounts.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, management has determined that our liquidity and the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We have until January 8, 2023 to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 8, 2023. Management continues to evaluate potential Business Combination opportunities and will continue to do so.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay the Sponsor a total of $10,000 per month for office space, administrative and shared personnel support services.

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

On January 8, 2021, we paid a fixed underwriting discount of $0.20 per Unit, $4,600,000 in the aggregate, in connection with our Initial Public Offering. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5%, or $8,050,000, of the gross proceeds of our Initial Public Offering upon the completion of an initial Business Combination.

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our financial position may be materially adversely affected. Additionally, our ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. Our ability to consummate a Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Our results of operations and our ability to complete a Business Combination may also be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete a Business Combination.

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

Derivative Warrant Liabilities

We account for the warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance ASC 480 and ASC 815. The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

Class A Ordinary Shares subject to Possible Redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income (Loss) per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 7,886,667 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the material weakness in our internal control over financial reporting related to the evaluation of accounting standards for complex financial instruments.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors contained in (i) our final prospectus as filed with the SEC on January 7, 2021, (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022, and (iii) our Quarterly Reports on Form 10-Q and 10-Q/A for the quarters ended March 31, 2021, September 30, 2021 and March 31, 2021, as filed with the SEC on June 10, 2021, February 3, 2022 and May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its Business Combination within 24 months after such date. We have not entered into a definitive Business Combination agreement within 18 months after the effective date of our Registration Statement and may not complete our initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.02 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None. For a description of the use of proceeds generated in our Initial Public Offering and private placement, see Part II, Item 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and private placement as described in the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Termination and Settlement Agreement, dated as of June 15, 2022, by and between Sports Ventures Acquisition Corp, Prime Focus World N.V., PF Overseas Limited, Prime Focus 3D Cooperatief U.S., and AKICV LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 16, 2022).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link base Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS VENTURES ACQUISITION CORP.

Date: August 15, 2022	/s/ Alan Kestenbaum
	Name:	Alan Kestenbaum
	Title:	Chief Executive Officer, (Principal Executive Officer)

Date: August 15, 2022	/s/ Robert Tilliss
	Name:	Robert Tilliss
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)