Form 10-Q
period 2022-09-30
Sports Ventures Acquisition Corp.
filed 2022-11-14
CIK 1826574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, there were 23,660,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

SPORTS VENTURES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$29,585	$440,475
Prepaid expenses and other current assets	118,650	376,485
Total current assets	148,235	816,960

Other assets	—	6,189
Investments held in Trust Account	231,398,529	230,026,577
Total Assets	$231,546,764	$230,849,726

Liabilities, Commitments and Contingencies, and Shareholders’ Deficit
Current liabilities:
Accounts payable and offering costs	$583,981	$653,838
Due to related parties	332,453	117,453
Total current liabilities	916,434	771,291

Derivative warrant liabilities	315,467	4,811,441
Deferred underwriting discount	8,050,000	8,050,000
Total liabilities	9,281,901	13,632,732

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 23,000,000 shares issued and outstanding at redemption value of $10.06 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	231,398,529	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 660,000 shares issued and outstanding (excluding the 23,000,000 shares subject to possible redemption)	66	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,134,307)	(12,783,647)
Total Shareholders’ Deficit	(9,133,666)	(12,783,006)
Total Liabilities, Commitments and Contingencies, and Shareholders’ Deficit	$231,546,764	$230,849,726

The accompanying notes are an integral part of the condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating costs	$229,069	$199,705	$3,503,409	$642,623
Loss from operations	(229,069)	(199,705)	(3,503,409)	(642,623)

Other income (expense):
Negotiated gain on reduction of payables	2,683,352	-	2,683,352	-
Interest earned on investments held in Trust Account	1,045,189	2,959	1,371,952	21,717
Offering costs allocated to warrant liabilities	-	-	-	(658,002)
Change in fair value of warrant liabilities	290,229	3,139,113	4,495,974	7,240,329
Total other income, net	4,018,770	3,142,072	8,551,278	6,604,044

Net income	$3,789,701	$2,942,367	$5,047,869	$5,961,421

Basic and diluted weighted average shares outstanding of Class A ordinary shares	23,660,000	23,660,000	23,660,000	23,053,333
Basic and diluted net income per share, Class A ordinary shares	$0.13	$0.10	$0.17	$0.21
Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,730,769
Basic and diluted net income per share, Class B ordinary shares	$0.13	$0.10	$0.17	$0.21

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	660,000	$66	5,750,000	$575	$—	$(12,783,647)	$(12,783,006)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(353,340)	(353,340)

Net income	—	—	—	—	—	1,258,168	1,258,168

Balance as of June 30, 2022	660,000	$66	5,750,000	$575	$—	$(11,878,819)	$(11,878,178)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,045,189)	(1,045,189)

Net income	—	—	—	—	—	3,789,701	3,789,701

Balance as of September 30, 2022	660,000	$66	5,750,000	$575	$—	$(9,134,307)	$(9,133,666)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total Shareholders’
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$(7,260)	$17,740

Sale of 660,000 Private Placement Units on January 8, 2021	660,000	66	—	—	6,267,372	—	6,267,438

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(6,291,797)	(17,711,918)	(24,003,715)

Net income	—	—	—	—	—	3,019,054	3,019,054

Balance as of June 30, 2021	660,000	$66	5,750,000	575	$—	$(14,700,124)	$(14,699,483)

Net income	—	—	—	—	—	2,942,367	2,942,367

Balance as of September 30, 2021	660,000	$66	5,750,000	575		$(11,757,757)	$(11,757,116)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$5,047,869	$5,961,421
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,371,952)	(21,717)
Change in fair value of warrant liabilities	(4,495,974)	(7,240,329)
Offering costs allocated to warrant liabilities	—	658,002
Changes in operating assets and liabilities:
Prepaid expenses	264,024	(501,723)
Accounts payable and accrued expenses	(69,857)	83,016
Net cash used in operating activities	(625,890)	(1,061,330)

Cash Flows from Investing Activities:
Cash invested in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting commissions	—	229,566,057
Proceeds from issuance of Private Placement Units	—	6,600,000
Borrowings from related party	215,000	101,855
Payment of borrowings from related party	—	(9,202)
Proceeds from note payable-related party	—	182,457
Payment of note payable-related party	—	(204,123)
Payment of underwriter discount	—	(4,600,000)
Net cash provided by financing activities	215,000	231,637,044

Net Change in Cash	(410,890)	575,714
Cash – Beginning of period	440,475	—
Cash – End of period	$29,585	$575,714

Supplemental disclosure of cash flow information:
Deferred underwriting commissions payable charged to additional paid-in capital	$—	$8,050,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 24, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO” or “Initial Public Offering”), which is described below and since the IPO, searching for a target to complete its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments in the Company’s trust account and recognizes changes in the fair value of the derivative warrant liabilities as other income (expense).

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

The Company will have until January 8, 2023 to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had cash outside the Trust Account of $29,585 available for working capital needs and a working capital deficit of $768,199. All investments held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, to pay tax obligations or to redeem ordinary shares. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 1, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,577,774)
Class A ordinary share issuance costs	(12,425,941)
Plus:
Accretion of carrying value to redemption value	24,003,715
Class A ordinary shares subject to possible redemption as of December 31, 2021	$230,000,000
Plus:
Accretion of carrying value to redemption value	1,398,529
Class A ordinary shares subject to possible redemption as of September 30, 2022	$231,398,529

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 7,886,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,048,770	$740,931	$2,367,100	$575,267

Denominator:
Weighted-average shares outstanding	23,660,000	5,750,000	23,660,000	5,750,000

Basic and diluted net income per share	$0.13	$0.13	$0.10	$0.10

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,060,951	$986,918	$4,767,753	$1,193,668

Denominator:
Weighted-average shares outstanding	23,660,000	5,750,000	23,053,333	5,730,769

Basic and diluted net income per share	$0.17	$0.17	$0.21	$0.21

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

Administrative Service Fee

The Company has agreed, commencing on January 6, 2021, to pay the Sponsor or its affiliate a monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon completion of a Business Combination or liquidation. For the three and nine months ended September 30, 2022, the Company recognized $30,000 and $90,000 expenses, respectively, in administrative service fee expense in the unaudited condensed statements of operations. For the three and nine months ended September 30, 2021, the Company recognized $30,000 and $88,387 expenses, respectively, in administrative service fee expense in the unaudited condensed statements of operations. Amounts due for the administrative service fee are included in due to related parties on the unaudited condensed balance sheets. At September 30, 2022 and December 31, 2021, the Company owed $90,000 and $118,387 for the administrative service fee, respectively.

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

Due to Related Parties

At September 30, 2022 and December 31, 2021, the Company owed $332,453 and $117,453, respectively, to related parties for the administrative service fee and borrowings from the Sponsor after a payment of $934 was made in March 2021. These amounts are non-interest bearing and are due on demand.

Related Party Loans

In order to finance transactions costs in connection with a Business Combination, post the Company’s IPO, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the working capital loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender at the time of the Business Combination. The Units would be identical to the Private Placement Units sold in the private placement. At September 30, 2022 and December 31, 2021, there were no amounts of working capital loans outstanding.

NOTE 6 — RECURRING FAIR VALUE MEASUREMENTS

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the investments in the Company’s Trust Account consisted of $231,398,529 and $230,026,577, respectively, invested in U.S. Money Market funds. The Company considers all investments with original maturities of more than nine months but less than one year to be short-term investments.

Fair values of the Company’s investments in the Trust Account are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Derivative Warrant Liabilities

At September 30, 2022 and December 31, 2021, the Company’s warrant liability was valued at $315,467 and $4,811,441, respectively. Under the guidance in ASC Topic 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

Recurring Fair Value Measurements

Since all of the Company’s permitted investments consist of U.S. money market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The Company’s warrant liability at December 31, 2021 for the Public Warrants was based on unadjusted quoted prices in an active market (i.e. The Nasdaq Stock Market LLC, (“Nasdaq”)) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability was classified within Level 1 of the fair value hierarchy. The Company’s warrant liability as of September 30, 2022 for the Public Warrants was based on quoted prices in a market that was not active for identical or similar assets (Nasdaq) or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 2 of the fair value hierarchy. On September 30, 2022 there was no activity for the Company’s Public Warrants on Nasdaq. As such, valuation for the public warrants was based on the Nasdaq closing price as of September 27, 2022.

The Company’s Private Placement Warrants are economically equivalent to the Company’s Public Warrants. For the period ended September 30, 2021 the Private Placement Warrants were reclassified from a Level 3 to a Level 2 classification.

The following table presents fair value information as of September 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust – U.S. Money Market	1	$231,398,529	$230,026,577
Liabilities:
Public Warrants	(A)	$306,667	$4,676,667
Private Placement Warrants	2	$8,800	$134,774

(A)	Level 2 at September 30, 2022 and Level 1 at December 31, 2021.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

Fair value at December 31, 2020	$—
Initial value at January 8, 2021	11,910,336
Public Warrants reclassified to Level 1	(6,976,667)
Change in fair value	(4,798,895)
Private placement warrants transfer to Level 2	(134,774)
Fair value at December 31, 2021	$—

Transfers to/from Levels 1, 2 and 3 were recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement at March 31, 2021 and the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement at December 31, 2021. The Public Warrants transferred from Level 1 to Level 2 at September 30, 2022. There were no transfers to/from Level 3 during the three and nine months ended September 30, 2022.

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

Associated with the Termination Agreement, the Company settled amounts owed to certain vendors for a reduced amount. As such, other income (expense) for the three and nine months ended September 30, 2022 include a reduction of liabilities of $2,683,352.

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 23,660,000 shares issued and outstanding, including 23,000,000 shares subject to redemption at September 30, 2022 and December 31, 2021.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. There were 5,750,000 shares of Class B ordinary shares issued and outstanding at September 30, 2022 and December 31, 2021.

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

NOTE 9 — WARRANTS

At September 30, 2022 and December 31, 2021, there were 7,666,667 Public Warrants outstanding and 220,000 Private Placement Warrants outstanding.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Report”) to “we,” “us” or the “Company” refer to Sports Ventures Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to AKICV LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through September 30, 2022 were organizational activities and following the initial public offering activities necessary to identifying a target company for and consummating an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generated and will continue to generate non-operating income in the form of interest income on investments held in the Trust Account and will recognize unrealized gains or losses from changes in the fair values of our warrant liability. We incurred and will continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $3,789,701 which consisted of interest earned on our investments of $1,045,189, unrealized gain of $290,229 from the change in the fair value of our derivative warrant liabilities and a gain on the reduction of business combination related payables of $2,683,352. Operating costs were $229,069.

For the nine months ended September 30, 2022, we had net income of $5,047,869 which consisted of interest earned on our investments of $1,371,952, unrealized gain of $4,495,974 from the change in the fair value of our derivative warrant liabilities and a gain on the reduction of business combination related payables of $2,683,352, partially offset by operating costs of $3,503,409.

For the three months ended September 30, 2021, we had a net income of $2,942,367 which consisted of an unrealized gain of $3,139,113 from the change in the fair value of our warrant liability and interest earned on our investments of $2,959, partially offset by general and administrative expense of $199,705.

For the nine months ended September 30, 2021, we had net income of $5,961,421 which consisted of an unrealized gain of $7,240,329 from the change in the fair value of our warrant liability and interest earned on our investments of $21,717, partially offset by general and administrative expense of $642,623 and transaction costs associated with warrant liability of $658,002.

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

As of September 30, 2022, we had investments held in the Trust Account of $231,398,529 consisting of money market funds.

As of September 30, 2022, we had cash outside the Trust Account of $29,585 available for working capital needs. All investments held in the Trust Account is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in an initial Business Combination, pay tax obligations or to redeem ordinary shares.

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

For the nine months ended September 30, 2022, cash used in operating activities was $625,890. Net income of $5,047,869 was impacted by an unrealized non-cash gain on the change in the fair value of our warrant liability of $4,495,974, interest earned on our Trust Account of $1,371,952 and cash provided in operating assets and liabilities of $194,167.

For the nine months ended September 30, 2021, cash used in operating activities was $1,061,330. Net income of $5,961,421 was impacted by an unrealized non-cash gain on the change in the fair value of our warrant liability of $7,240,329, cash used in operating assets and liabilities of $418,707 and interest earned on our trust account of $21,717, partially offset by transaction costs allocated to the warrant liability of $658,002. With funds raised from our Initial Public Offering, we invested $230,000,000 as our investing activities.

We raised $231,607,044 from financing activities, primarily related to the Initial Public Offering. Amounts included $229,566,057 proceeds from the sale of our public Units, net of offering costs from our Initial Public Offering and $6,600,000 proceeds from the issuance of the Private Placement Units, partially offset be $4,600,000 in payments for underwriting discounts.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares subject to Possible Redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 7,886,667 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

ITEM 1A. RISK FACTORS.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors contained in (i) our final prospectus as filed with the SEC on January 7, 2021, (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022, and (iii) our Quarterly Reports on Form 10-Q and 10-Q/A for the quarters ended March 31, 2021, September 30, 2021, March 31, 2022 and June 30, 2022, as filed with the SEC on June 10, 2021, February 3, 2022 May 16, 2022 and August 15, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or Business Combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.02 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

SPORTS VENTURES ACQUISITION CORP.

Date: November 14, 2022	/s/ Alan Kestenbaum
	Name:	Alan Kestenbaum
	Title:	Chief Executive Officer, (Principal Executive Officer)

Date: November 14, 2022	/s/ Robert Tilliss
	Name:	Robert Tilliss
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)